Form 10-Q
period 1996-06-30
EXPERT SOFTWARE INC
filed 1996-08-14
CIK 939730

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549




                                   FORM 10-Q




[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM _______ TO  ________




                       Commission File Number  0-25646




                            EXPERT SOFTWARE, INC.

     STATE OF DELAWARE  -  I.R.S. EMPLOYER IDENTIFICATION NO.:  65-0359860

                                800 Douglas Road
                          Executive Tower, Suite #750
                            Coral Gables, FL  33134
                                 (305) 567-9990



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [ X ] No [   ]

As of July 31, 1996 there were 7,481,138 shares of the Registrant's Common Stock, $ .01 par value, outstanding.

                        The exhibit index is on page 13.

                                 Page 1 of 13.

                             EXPERT SOFTWARE, INC.

                               INDEX TO FORM 10-Q

                         SIX MONTHS ENDED JUNE 30, 1996


                                                                                                Page
                                                                                                ----
Part I - Financial Information
- ------------------------------
Item 1.  Financial Statements.
 Condensed Consolidated Balance Sheets as of
  June 30, 1996 and December 31, 1995.........................................................     3
 Condensed Consolidated Statements of Operations for the
  Three Months and Six Months Ended June 30, 1996 and 1995....................................     4
 Condensed Consolidated Statements of Cash Flows for the
  Six Months Ended June 30, 1996 and 1995.....................................................     5
 Notes to Condensed Consolidated Financial Statements.........................................     6
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations     7


Part II - Other Information
- ---------------------------
Item 1.  Legal Proceedings....................................................................    12
Item 4.  Submission of Matters to a Vote of Security Holders..................................    13
Item 6.  Exhibits and Reports on Form 8-K.....................................................    13


Signatures....................................................................................    13

     This Form 10-Q contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Factors that might cause such a difference are discussed in the section entitled "Factors Affecting Future Operating Results" on page 11 of this Form 10-Q.

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.


                             EXPERT SOFTWARE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)


                                                     June 30,     December 31,
                                                       1996           1995
                                                   -------------  -------------
                     ASSETS                         (unaudited)
CURRENT ASSETS:
   Cash and equivalents..........................    $ 3,897        $   912
   Marketable securities.........................         --          6,222
   Accounts receivable, net......................      2,300          6,570

   Inventories, net..............................      2,201          3,962
   Income taxes receivable.......................      1,401             --
   Prepaid expenses..............................        757            504
   Deferred income taxes.........................      3,103            807
                                                                    -------
       Total current assets......................     13,659         18,977
                                                     -------        -------
PROPERTY AND EQUIPMENT, net......................      2,362          2,575
ACQUIRED SOFTWARE TECHNOLOGY, net................        180          3,575
ACQUIRED INTANGIBLES, net........................         51            608
DEFERRED INCOME TAXES............................      4,471          3,295
OTHER ASSETS.....................................          8             39
                                                     -------        -------
       Total assets..............................    $20,731        $29,069
                                                     =======        =======
      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable.............................    $ 3,222        $ 2,581
    Accrued expenses.............................      3,898          5,745
    Current portion of capital lease obligations.        131             95
                                                     -------
       Total current liabilities.................      7,251          8,421
CAPITAL LEASE OBLIGATIONS, net of current portion         --             14
                                                     -------        -------
STOCKHOLDERS' EQUITY:
   Preferred stock...............................         --             --
   Common stock..................................         75             75
   Additional paid-in capital....................     23,169         23,126
   Accumulated deficit...........................     (9,764)        (2,567)
       Total stockholders' equity................     13,480         20,634
       Total liabilities and stockholders' equity    $20,731        $29,069
                                                     =======        =======

           The accompanying notes to condensed financial statements are an integral part of these balance sheets.

                             EXPERT SOFTWARE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)
                                  (UNAUDITED)




                                                THREE MONTHS ENDED    SIX MONTHS ENDED
                                                     JUNE 30,             JUNE 30,
                                                 1996       1995       1996       1995
                                               ---------  ---------  ---------  --------
NET SALES....................................  $  6,354      $5,772  $ 16,737    $11,728
                                               --------      ------  --------    -------
OPERATING COSTS AND EXPENSES:
 Cost of sales...............................     6,851       2,140    10,744      4,340
 Marketing and sales.........................     2,632       1,194     5,294      2,525
 General and administrative..................     3,029         894     4,783      1,670
 Development.................................       890         509     1,750      1,004
 Loss on impairment of intangible assets.....     5,700          --     5,700         --
 Amortization of non- compete agreement......        --          --        --        338
                                               --------      ------  --------    -------
   Total operating costs and expenses........    19,102       4,737    28,271      9,877
                                               --------      ------  --------    -------
   Operating income (loss)...................   (12,748)      1,035   (11,534)     1,851
Other income, net............................        29         122        69         51
                                               --------      ------  --------    -------
 Income (loss) before provision (benefit) for
   income taxes..............................   (12,719)      1,157   (11,465)     1,902
Provision (benefit) for income taxes.........    (4,727)        404    (4,268)       683
                                               --------      ------  --------    -------
 Net income (loss)...........................  $ (7,992)     $  753  $ (7,197)   $ 1,219
                                               ========      ======  ========    =======
 Net income (loss) per share of common stock.  $  (1.07)     $  .10  $   (.96)   $   .17
                                               ========      ======  ========    =======
Weighted average number of common stock and
stock equivalents outstanding................     7,481       7,562     7,481      6,779
                                               ========      ======  ========    =======


           The accompanying notes to condensed financial statements are an integral part of these statements.

                             EXPERT SOFTWARE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                        SIX MONTHS ENDED JUNE 30,
                                                       ----------------------------
                                                           1996           1995
                                                       -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)....................................       $(7,197)       $ 1,219
Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
  Depreciation of property and equipment.............           488            193
  Amortization of acquired software technology.......           390             22
  Amortization of acquired intangibles...............            83             --
  Provision for doubtful accounts....................         1,030             --
  Provision for sales returns........................         3,021          2,202
  Provision for inventory reserves...................         2,638            170
  Loss on impairment of intangibles..................         5,700             --
  Amortization of non-compete agreement..............            --            338
  Deferred income tax benefit........................        (3,472)           124
Changes in current assets and liabilities:
  (Increase) decrease in accounts receivable.........          (676)        (1,232)
  (Increase) decrease in income tax receivable.......        (1,401)            --
  (Increase) decrease in inventories.................        (1,026)           (13)
  (Increase) decrease in prepaid expenses............          (362)          (263)
  (Increase) decrease in other assets................             7              2
  Increase (decrease) in accounts payable............           401           (356)
  Increase (decrease) in accrued expenses............          (188)           713
  Increase (decrease) in income taxes payable........        (2,144)            --
                                                            -------        -------
  Net cash (used in) provided by operating activities        (2,708)         3,119
                                                            -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Maturities of marketable securities................         6,222             --
  Purchases of property and equipment................          (594)          (687)
     Net cash provided by (used in)
      investing activities...........................         5,628           (687)
                                                            -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock.........            --         18,000
  Stock options exercised............................            43             --
  Payment of subordinated debt to unrelated parties..            --           (500)
  Payment of subordinated debt to related parties....            --         (3,900)
  Payment of redeemable preferred stock..............            --         (2,200)
  Dividends paid on redeemable preferred stock.......            --            (41)
  Borrowings under capital lease obligations.........            89             --
  Payments on capital lease obligations..............           (67)            --
                                                            -------        -------
    Net cash used in financing activities............            65         11,359
                                                            -------        -------
    Net increase in cash and equivalents.............         2,985         13,791
CASH AND EQUIVALENTS, beginning of period............           912          3,553
                                                            -------        -------
CASH AND EQUIVALENTS, end of period..................       $ 3,897        $17,344
                                                            =======        =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest...........       $    19        $   119
                                                            =======        =======
  Cash paid during the period for income taxes.......       $ 2,748        $    70
                                                            =======        =======

          The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                             EXPERT SOFTWARE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     The condensed consolidated balance sheet as of December 31, 1995, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements included herein, have been prepared pursuant to the rules and regulations of the Securities and Exchange
Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

     In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 1996, and the results of operations and cash flows for the three months and six months ended June 30, 1996 and 1995. In addition to the normal recurring accruals, management also recorded certain other material adjustments to the current financial statements. As more fully discussed in Part I, Item 2, these adjustments include recognizing a loss from the impairment of intangible assets, recording inventory losses, and providing additional allowances against accounts receivable for possible future returns from customers and for doubtful accounts. Results of operations and cash flows for the period ending June 30, 1996 are not necessarily indicative of the results of operations of the entire fiscal year.

     The accounting policies followed for quarterly financial reporting purposes are the same as those disclosed in the Company's audited financial statements for the year ended December 31, 1995, included in the Form 10-K.

2.  THE ORGANIZATION

Expert Software, Inc. (the "Company") publishes and distributes computer software under the "Expert" trade name. The Company's products address a broad range of consumer interest and everyday tasks for the productivity, lifestyle, small office/home office, entertainment and education market categories. The Company sells its products directly to large retailers, as well as to distributors.

3. INVENTORIES

     Inventories consisted of the following as of June 30, 1996 and December 31, 1995 (in thousands):


                                                         1996        1995
                                                        ------       ----
         Finished goods ............................... $1,696     $2,699
         Raw materials.................................    505      1,263
                                                        ------     ------
                                                        $2,201     $3,962
                                                        ======     ======

4. INITIAL PUBLIC OFFERING

     In April 1995, the Company completed an initial public offering of 3,105,000 shares of its common stock of which 1,700,000 were sold by the Company and 1,405,000 shares were offered by certain of the Company's stockholders. The offering price was $12.00 per share and the proceeds to the Company, net of the underwriters discount of $1,428,000, was $18,972,000. Costs associated with the offering include legal, accounting and other direct costs of $1,017,000. The Company used $2,241,000 of net proceeds to redeem preferred stock, including interest and dividends, and $4,019,000 to repay subordinated debt, including interest.

5. ACQUISITION AND LEGAL PROCEEDINGS

     In November 1995, the Company acquired all of the outstanding common stock of Swfte International, Ltd ("Swfte"), a developer and publisher of consumer software for the educational and entertainment markets. The acquisition of Swfte was accounted for using the purchase method of accounting and, accordingly, the results of Swfte since November 2, 1995 are included in the Company's consolidated statements of operations. Swfte assets and liabilities were recorded in the accompanying consolidated balance sheet at values representing an allocation of the purchase price. Approximately $4.5 million of the initial purchase price for Swfte was recorded as intangible assets to be amortized over two to two and one-half years. During the three months ended June 30, 1996, a loss on the impairment of these intangible assets was recorded. See "Loss on Impairment of Intangibles" under Item 2 below.

     The acquisition agreement provides for additional contingent cash consideration of up to $8.0 million. The contingent purchase price is payable in two installments in April 1997 and April 1998 and is based upon a percentage of the amount by which revenues derived from future sales of Swfte products and technologies exceed certain minimum revenue targets. The first contingent installment is payable if such revenues exceed certain specified levels for both the fourth quarter of 1995 and the fiscal year 1996, while the second installment is payable if such revenues exceed certain levels for the fiscal year 1997. Because the fourth quarter Swfte revenue requirement was not achieved, the terms of the acquisition agreement do not provide for any payment of the contingent purchase price to be made in April 1997. Currently the acquisition and subsequent payments are in dispute with the former owners of Swfte. (See "Legal Proceedings", Part 2, Item 1).


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS

     The following table sets forth certain statement of operations data as a percentage of net sales, for comparative purposes, for the periods indicated.


                                                     Three Months Ended    Six Months Ended
                                                          June 30,             June 30,
                                                      1996       1995       1996      1995
                                                    ---------  ---------  --------  --------
Net sales.........................................    100%       100%      100%      100%
                                                    -------    --------   -------   -------
Operating costs and expenses:
  Cost of sales...................................    108         37        64        37
  Marketing and sales.............................     41         21        32        22
  General & administrative........................     48         15        29        14
  Development.....................................     14          9        10         9
  Loss on impairment of intangibles...............     90         --        34        --
  Amortization of non- compete agreement..........     --         --        --         3
                                                     ----        ---       ---        --
                                                      301         82       169        84
                                                     ----        ---       ---        --
Operating income..................................   (201)        18       (69)       16
Other income (expense)............................     --          2        --        --
                                                      ---        ---        --        --
Income before provision (benefit) for income taxes   (201)        20       (69)       16
Provision (benefit) for income taxes..............    (75)         7       (26)        6
                                                     ----        ---       ---        --
Net income........................................   (126)%       13%      (43)       10%
                                                     ====        ===       ===        ==

GENERAL

Results of operations for the periods ended June 30, 1996 were impacted significantly by a slowdown of sales at the retail level during the three months then ended; provisions for potential excess inventories of $2.6 million and a reduction in the estimated inventory value for product returned of $1.4 million; an increase in estimated product returns that exceeded expectations by $0.5 million; an increase in the provision for doubtful accounts of $1.0 million; and losses recorded in connection with the Swfte acquisition totaling $5.7 million. The slowdown in retail sales resulted in the Company not meeting sales objectives, which contributed to excess inventories. In addition, the Company experienced difficulties in the implementation of new management information systems which contributed to purchasing higher levels of inventory than were necessary in the normal course of business. Additionally, higher levels of returns resulted in increased inventory. Based on the foregoing, management determined that the value assigned to the returned goods should be lower than that assigned in prior periods, and reserves for potential excess inventories should be increased, causing an increase in the cost of sales.

Additionally, the products obtained in the Swfte acquisition are selling at levels substantially below projected levels. Together with other developments which are described below under "Loss on Impairment of Intangibles", this led management to record a material loss on the impairment of the intangible assets arising from the Swfte acquisition. This loss includes additional reserves for returns and marketing allowances against the acquired accounts receivable, additional reserves against the acquired inventories, adjustments to fixed assets, and accruals for guaranteed royalty agreements entered into prior to the acquisition that are not expected to be recouped in the ordinary course of business. See the discussion at "Loss on Impairment of Intangibles" below for further information on these adjustments.


COMPARISON OF THREE MONTHS ENDED JUNE 30 1996 AND 1995

NET SALES. Net sales for the three months ended June 30 increased from $5.8 million in 1995 to $6.4 million in 1996, an increase of $0.6 million, or 10%. The increase was due primarily to increased units sold. International sales increased from 11% of net sales to 24% in 1996 as the Company increased unit sales to existing international distributors and continued to broaden its international efforts by establishing relationships with foreign publishers and distributors. The Company experienced a drop off of sales in the second quarter of 1996 as a result of a more pronounced seasonality and retailers keeping tighter inventory levels on their shelves.

COST OF SALES. Cost of sales increased from $2.1 million in 1995 to $6.8 million in 1996, an increase of $4.7 million, or 220%. In the second quarter of 1996, the Company's evaluation of the estimated inventory value for products returned from customers was changed and resulted in a $1.4 million charge to cost of sales. The Company's valuation reflects principally the impact of new product versions rendering older product versions obsolete or unsalable, the return of slow-moving products, and existing excess quantities of inventory. Such slow-moving products and products for which new versions have been released are difficult to sell through alternative channels. When the sales objectives for the June quarter were not achieved, an evaluation of inventories was performed and a valuation adjustment of $2.6 million was recorded, of which $1.2 million related to Swfte inventories acquired subsequent to the acquisition and $1.4 million of Expert brand inventories for which on hand quantities exceed expected future demand. Cost of sales consists primarily of product costs (printed material, boxes, disk and CD costs, assembly and shipping), freight charges, reserves for excess and obsolete inventories and royalties to outside programmers and content providers. The Company expects cost of sales in future periods will increase over historical levels due to the impact on ongoing results of operations of the change in the estimated value of products returned from customers discussed above.

MARKETING AND SALES. Marketing and sales expense increased from $1.2 million in 1995 to $2.6 million in 1996, an increase of $1.4 million, or 117%, and increased as a percentage of net sales from 21% of net sales in 1995 to 41% in 1996. This increase was primarily the result of higher advertising costs ($0.6 million), increased promotional costs ($0.4 million), and increased personnel costs ($0.2 million). As a result of not meeting sales expectations, marketing costs represented a higher percentage of revenues in 1996 than in 1995. Additional costs were also incurred to open new sales channels, particularly grocery stores. The Company's marketing spending consists principally of activities to promote the Company's products and brand name, including costs to promote and support the Company's growing international sales, increased personnel and increased "in-store" promotions. The Company intends to continue to launch new marketing promotions and to hire additional personnel as needed. As a result the Company expects marketing and sales expenses to increase in dollar amount, but to be lower as a percentage of sales in the future.

GENERAL AND ADMINISTRATIVE. General and administrative ("G&A") expense increased from $0.9 million in 1995 to $3.0 million in 1996 an increase of $2.1 million, or 233%, and increased as a percentage of net sales from 15% to 48%, respectively. This increase was primarily due to increased provisions for doubtful accounts ($1.0 million), legal costs related to a lawsuit with the former owners of Swfte, increased staff and other expenses necessary to support the Company's growth ($0.5 million), and increased facilities costs. The Company anticipates that it may continue to incur risks for uncollectible accounts. The Company also anticipates that G&A expenses for at least the remainder of 1996 will reflect higher expenditures for legal expenses related to the Swfte litigation and additional personnel costs and professional fees related to continued implementation of the Company's management systems and related activities.

DEVELOPMENT. Development expense increased from $0.5 million in 1995 to $0.9 million in 1996, an increase of $0.4 million, or 80%, and increased as a percentage of net sales from 9% of net sales in 1995 to 14% in 1996. Development expense includes increased expenses related to product upgrades, new product activities, quality control and expanded customer service support, including increased staffing and other expenses associated with the Swfte development activities.

LOSS ON IMPAIRMENT OF INTANGIBLES. During the three months ended June 30, 1996, management reevaluated the carrying value of the intangible assets recorded in connection with the November 1995 acquisition of Swfte. These intangible assets consisted of acquired software technology, a license agreement to use the Bicycle brand name in certain card game software, the assembled workforce acquired, and Swfte's customer list. This reevaluation of the intangible assets was necessitated by management's determination based on recent results of operations that the expected sales and cash flows from the acquired assets will be substantially lower than had been previously expected by management.

The acquired Swfte products originally projected to generate the most significant sales and cash flows are selling at substantially lower than expected rates. Certain of those titles now face new competition from other publishers, which has taken market share away from those titles. In particular, the card games category has become more competitive as a result of recent marketing efforts by Sierra On Line, and others. Additionally, certain other acquired titles were released shortly before the acquisition of Swfte. Based on low sales rates, some retailers are discontinuing certain of these new titles and management has determined their expected future sales are minimal.

A significantly higher level of returns has been experienced with the products acquired in the acquisition over the rate of returns experienced with the Company's other products. Management believes that certain titles were sold into the distribution and retail channel prior to the acquisition at higher rates than could be supported by sales through to the end users. This has prompted distributors and retailers to return these products. This overstock of product and returns experience has, in management's judgment, damaged the brand and reduced their expected future sales levels.

Lower than expected acceptance of the acquired products, together with the terminations expected in closing the Swfte facilities in Delaware to consolidate all operations at the Company's headquarters in Florida, caused management to write-off the value originally ascribed to the workforce in place.

Value was originally ascribed to Swfte's customer list based upon management's assessment of the value of Swfte's experience in dealing with certain educational channels and bookstores. Due to the lower than expected sales rates and higher than expected returns rates for the acquired products, management no longer believes this to be true, and accordingly has written-off the costs assigned to the customer list.

These factors are not expected to be short-term or temporary in nature, causing management to reduce the carrying value of the intangible assets by $3.5 million. Management also determined that the lower demand for the acquired products and recent customer claims for pre-acquisition cooperative marketing and price protection credits required an additional provision for reserves for returns of $1.1 million higher than originally provided on the acquired accounts receivable; and a provision for reserves $0.2 higher than originally provided on the acquired inventory. Such provisions were recorded during the three months ended June 30, 1996, and are included in the stated loss on impairment of intangibles. Additionally, the lower than expected sales and higher than expected returns levels on the acquired products indicate that the minimum royalties required under certain contracts and prepaid royalties will not be recouped in the ordinary course of business. Approximately $0.3 million of such royalties have therefore been accrued as part of the loss on impairment of intangibles as of June 30, 1996. Similarly, losses on fixed assets and certain other assets determined to have lower values than originally assigned have been accrued as part of the loss on impairment of intangibles as of June 30, 1996.

OTHER INCOME. Other income, which includes interest income and interest expense, decreased from $122,000 in 1995 to $29,000 in 1996, primarily due to the reduced balance of interest bearing deposits and investments.

PROVISION (BENEFIT) FOR INCOME TAXES. The provision (benefit) for income taxes changed from a provision of $0.4 million in 1995 to a benefit of $4.8 million in 1996. The effective rate for the combined federal and state income tax provision was approximately 37% for both 1995 and 1996.


COMPARISON OF SIX MONTHS ENDED JUNE 30 1996 AND 1995

NET SALES. Net sales for the six months ended June 30 increased from $11.8 million in 1995 to $16.7 million in 1996, an increase of $4.9 million, or 42%. The increase was due primarily to increased units sold International sales increased from 10% of net sales to 25% in 1996 as the Company increased unit sales to existing international distributors and continued to broaden its international efforts by establishing relationships with foreign publishers and distributors. The Company experienced a drop off of sales in the second quarter of 1996 as a result of seasonality and retailers keeping tighter inventory levels on their shelves. As the software industry becomes more consumer oriented, it could be subject to more seasonality. As a result the Company anticipates a more pronounced seasonal trend to develop in future periods.

COST OF SALES. Cost of sales increased from $4.3 million in 1995 to $10.7 million in 1996, an increase of $6.4 million, or 148%. In the second quarter of 1996, the Company's evaluation of the estimated inventory value for products returned from customers was changed in resulted in a $1.4 million charge to cost of sales. The Company's valuation reflects principally product development efforts resulting in new product versions, the return of slow-moving products, and existing excess quantities of inventory. Such slow-moving products and products for which new versions have been released are difficult to sell through alternative channels. When the sales objectives were not achieved, an evaluation of the inventories was performed and a valuation adjustment of $2.6 million was recorded, of which $1.2 million related to Swfte inventories acquired subsequent to the acquisition which do not have future sales benefit for the company. The remaining $1.4 million consisted of inventories for which on hand quantities exceed expected future demand. Cost of sales consists primarily of product costs (printed material, boxes, disk and CD costs, assembly and shipping), freight charges, reserves for excess and obsolete inventories and royalties to outside programmers and content providers.

MARKETING AND SALES. Marketing and sales expense increased from $2.5 million in 1995 to $5.3 million in 1996, an increase of $2.8 million, or 112%, and increased as a percentage of net sales from 22% of net sales in 1995 to 32% in 1996. This increase was primarily the result of higher advertising costs ($1.7 million), increased promotional costs ($0.2 million), and increased personnel
costs ($0.4 million).   As a result of seasonality and not meeting sales
expectations, marketing costs represented a higher percentage of revenues in 1996 than in 1995. Additional costs were also incurred to open new sales channels, particularly grocery stores. The Company's marketing spending consists principally of activities to promote the Company's products and brand name, including costs to promote and support the Company's growing international sales, increased personnel and increased "in-store" promotions. The Company intends to continue to launch new marketing promotions and to hire additional personnel as needed. As a result the Company expects marketing and sales expenses to increase in dollar amount but to be lower as a percentage of sales in the future.

GENERAL AND ADMINISTRATIVE. General and administrative ("G&A") expense increased from $1.7 million in 1995 to $4.8 million in 1996 an increase of $3.1 million, or 182%, and increased as a percentage of net sales from 14% to 42%, respectively. This increase was attributable primarily due to increased provisions for doubtful accounts ($1.0 million), legal costs related to a lawsuit with the former owners of Swfte, increased staff other expenses necessary to support the Company's growth ($0.9 million), and increased facilities costs. The Company also anticipates that G&A expenses for at least the remainder of 1996 will reflect higher expenditures for legal expenses related to the Swfte litigation and additional personnel costs and professional fees related to continued implementation of the Company's management systems and related activities.

DEVELOPMENT. Development expense increased from $1.0 million in 1995 to $1.8 million in 1996, an increase of $0.8 million, or 80%, and increased as a percentage of net sales from 9% of net sales in 1995 to 10% in 1996. Development expense includes increased expenses related to product upgrades, new product activities, quality control and expanded customer service support, including increased staffing and other expenses associated with the Swfte development activities.

LOSS ON IMPAIRMENT OF INTANGIBLES. See discussion under this topic at "Comparison of Three Months Ended June 30, 1996 and 1995" above.

AMORTIZATION OF NONCOMPETE AGREEMENT. Amortization expense decreased from $0.3 million in 1995 to zero in 1996. In February 1995, the Company released Bloc from the remaining nine month term under the non-compete agreement as a part of a general settlement of the parties' obligations relating to the 1992 Acquisition and, as a result, the remaining net book value of the non-compete agreement was expensed in the first quarter of 1995.

OTHER INCOME. Other income, which includes interest income and interest expense, increased from $51,000 in 1995 to income of $69,000 in 1996. In February 1995, the Company repaid $500,000 in subordinated debt thereby eliminating interest on this portion of its subordinated indebtedness. In connection with the Company's initial public offering in April 1995, the remainder of the subordinated indebtedness of $3.9 million was repaid, eliminating that interest expense going forward. The 1996 interest income was principally derived from the investment of the excess proceeds from the Company's initial public offering.

PROVISION FOR INCOME TAXES. The provision (benefit) for income taxes changed from a provision of $0.7 million in 1995 to a benefit of $4.3 million in 1996. The effective rate for the combined federal and state income tax provision was approximately 37% for both 1995 and 1996.


LIQUIDITY AND CAPITAL RESOURCES

     Prior to its initial public offering of common stock, the Company financed its operations through cash generated by operations, subordinated debt and private sales of common and redeemable preferred stock. In April 1995, the Company completed its initial public offering of 3,105,000 shares of common stock at $12.00 per share, 1,700,000 shares of which were offered by the Company, and 1,405,000 shares of which were offered by the current shareholders. The Company received net proceeds of approximately $17.9 million from the sale of these 1,700,000 shares of common stock. Of this amount, approximately $6.3 million was used to repay subordinated debt and redeemable preferred stock.

     As of June 30, 1996, the Company had $6.4 million in working capital and $3.9 million in cash. To date, the Company has not invested in any financial instruments that involve a high level of complexity or risk. Net cash used by operating activities was $2.7 million for the six months ended June 30, 1996, primarily due to the payment of approximately $2.7 million for income taxes related to 1995 and 1996, as well as increased investments in accounts receivable and inventories. Increases in gross accounts receivable were offset by the increases in provisions for returns and doubtful accounts discussed above. Inventories increased primarily due to difficulties in the implementation of new management information systems which contributed to purchasing higher levels of inventory than were necessary in the normal course of business. Such increases in inventory were offset by the provisions for excess inventories discussed above. Net cash provided by investing activities was $5.6 million, primarily due to the maturity and sales of certain marketable securities, offset by purchases of property and equipment.

The Company believes that cash generated by operations may be affected by an increase in working capital requirements as it continues to expand operations. In response to such growth in working capital requirements, the Company entered into a two-year, $5 million revolving line of credit in May 1996. The Company is required to maintain certain financial ratios and comply with other terms and conditions in order to borrow under the line. There have been no borrowings to date under the line of credit. As a result of the Company's performance in the second quarter, the Company is no longer in compliance with its revolving line of credit, however, it is in the process of seeking an amendment to the line of credit modifying the financial ratios to reflect its year to date results of operations. Additionally, the Company believes there are alternative sources of capital available which will be sufficient to meet working capital and capital expenditures requirements through at least 1996.

From time to time, the Company evaluates potential acquisitions of products, businesses and technologies that would complement or expand the Company's business. The Company currently does not have any commitments or agreements with respect to any such acquisitions. There can be no assurance that any such acquisitions will be made.


FACTORS AFFECTING FUTURE OPERATING RESULTS

     This Form 10-Q contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from its historical operating results and from those set forth in the forward-looking statements and may fluctuate between operating periods. Factors that might cause such a differences and fluctuations include the following: the size and rate of growth of the consumer software market, consolidation of the market, market acceptance of the Company's products and those of its competitors, development and promotional expenses relating to the introduction of new products, new versions of existing products or new operating systems, evolving distribution channels, the growth in popularity of the Internet and other new technologies which could impact the distribution and purchase of software, product returns, acquisitions of new businesses by the Company and related charges and write-offs, changes in pricing policies by the Company and its competitors, the accuracy of retailers' forecasts of consumer demand, competition for retail space, consumer confidence, the timing of the receipt of orders from major customers, account cancellations or delays in shipment, future cash flow and working capital requirements, the outcome of the litigation with the former owners of Swfte, implementation and expansion of the Company's systems and operations to accommodate the Company's anticipated future revenues, and other factors. In addition, the consumer software business is seasonal due primarily to the increased demand for consumer software during the year-end holiday buying season. Further, a significant portion of sales within a quarter is typically not realized until late in that quarter. As a result, it may be difficult for the Company to predict its net sales for the quarter or to quickly adapt its spending levels within a quarter to reflect changes in demand for its products. The market price of the Company's Common Stock has been, and in the future will likely be, subject to significant fluctuations in response to variations in quarterly operating results and other factors, such as announcements of technological innovations or new products by the Company or its competitors, or other events.


                          PART II -  OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

     On December 11, 1995, David H. Goodman ("Goodman") and Irwin A. Bransky ("Bransky") brought suit against Expert in the Delaware Chancery Court in New Castle County. Goodman is the former Chairman and Chief Executive Officer of Swfte and Bransky is Swfte's former President. In their complaint (the "Complaint"), Goodman and Bransky claim fraud, negligent misrepresentation, breach of contract, breach of the implied covenant of good faith and fair dealing, and violations of the Delaware Securities Act. The claims in the Complaint are based generally on the acquisition of Swfte by Expert ("Merger"), which took place pursuant to an Agreement and Plan of Merger ("Agreement") dated October 16, 1995. Goodman and Bransky allege, among other things, that Expert failed to make adequate efforts to sell Swfte products and to collect Swfte's accounts receivable, all for the purpose of eliminating certain additional consideration that would have been due to Goodman and Bransky under the Agreement.

     The plaintiffs are seeking the rescission of the Agreement or alternatively, payment of the $8.0 million in contingent purchase price defined in the Agreement, plus unspecified damages, interest, and plaintiffs costs and expenses, including attorneys fees.

     On January 5, 1996, the Company answered the Complaint, denying Goodman and Bransky's allegations, and filed counterclaims seeking damages against them for fraud, negligent misrepresentations, violations of the Delaware Securities Act, breach of contract, breach of warranties, breach of the implied covenant of good faith and fair dealing, indemnification, and breach of fiduciary duty. In its counterclaim, Expert alleges that Goodman and Bransky provided Expert with false and misleading information in connection with the Merger.

     The Company also brought a lawsuit, which has been consolidated with the Goodman and Bransky litigation, against Diane Bove, former Executive Vice President of Swfte, concerning matters relating to the acquisition of Swfte.

     The consolidated litigation concerning the Swfte acquisition is now in the discovery phase.

     Management believes the claims against the Company are without merit and intends to vigorously defend the suit.

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


     The Annual Meeting of Stockholders of Expert Software, Inc. was held on June 26, 1996, for the purpose of: (i) the election of Kenneth P. Currier and
A. Bruce Johnson as the two Class I Directors of the Company to serve until the 1999 Annual Meeting of Stockholders and until their successors are duly elected and qualified; and (ii) the ratification of the selection of Arthur Andersen LLP to serve as the Company's independent auditors for 1996. The following table describes the results of the shareholder votes.


                                                                  Votes
                                                        Votes    --------
                                                      in Favor   Withheld
                                                      ---------  ---------
Election of Kenneth P. Currier
  as a Class I Director                               6,338,159   254,830
Election of A. Bruce Johnson
  as a Class I Director                               6,338,159   254,830

                                                        Votes     Votes
                                                      in Favor   Opposed   Abstain
                                                      --------   -------   -------
Ratification of the selection of Arthur Andersen
LLP as independent auditors                           6,352,021   238,230    2,738

ITEM  6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibit 11.

    Statement regarding computation of earnings per share

    Exhibit 27.

    Financial Data Schedule (for SEC use only)

(b) Reports on Form 8 K

    None.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                    Expert Software, Inc.


                                    /s/ Kenneth P. Currier
                                        -------------------------
                                    Kenneth P. Currier,
                                    Chief Executive Officer

                                    /s/ Charles H. Murphy
                                        -------------------------
                                    Charles H. Murphy,
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)


Dated:  August 13, 1996