Form 10-Q
period 1996-09-30
EXPERT SOFTWARE INC
filed 1996-11-14
CIK 939730

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996



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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

As of October 31, 1996 there were 7,487,180 shares of the Registrant's Common Stock, $ .01 par value, outstanding.

                       The exhibit index is on page 12.

                                  Page 1 of 13.

                              EXPERT SOFTWARE, INC.

                               INDEX TO FORM 10-Q

                      Nine months ended September 30, 1996


                                                                          Page
                                                                         ------
Part I - Financial Information
Item 1.  Financial Statements.
   Condensed Consolidated Balance Sheets as of

     September 30, 1996 and December 31, 1995................................3
   Condensed Consolidated Statements of Operations for the

     Three Months and Nine Months ended September 30, 1996 and 1995..........4
   Condensed Consolidated Statements of Cash Flows for the

     Nine Months ended September 30, 1996 and 1995...........................5
   Notes to Condensed Consolidated Financial Statements......................6
Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations....................................................7


Part II - Other Information
Item 1.  Legal Proceedings..................................................12
Item 6.  Exhibits and Reports on Form 8-K...................................12

Signatures..................................................................13







   This Form 10-Q  contains  forward-looking  statements  within the  meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Factors that might cause such a difference are discussed in the section entitled "Factors Affecting Future Operating Results" on page 12 of this Form 10-Q.

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.


                       EXPERT SOFTWARE, INC.
               CONDENSED CONSOLIDATED BALANCE SHEETS
                           (In thousands)

                                              September   December
                                                 30,         31,
                                                1996        1995
                                             ------------------------
                   ASSETS                    (unaudited)
CURRENT ASSETS:
   Cash and equivalents.....................   $ 1,922     $   912
   Marketable securities....................        --       6,222
   Accounts receivable, net.................     2,988       6,570
   Inventories, net.........................     1,613       3,962
   Income taxes receivable..................     1,401          --
   Prepaid expenses.........................       687         504
   Deferred income taxes....................     3,103         807
                                             ------------------------

      Total current assets..................    11,714      18,977
                                             ------------------------
PROPERTY AND EQUIPMENT, net.................     2,125       2,575
ACQUIRED SOFTWARE TECHNOLOGY, net...........       155       3,575
ACQUIRED INTANGIBLES, net...................        42         608
DEFERRED INCOME TAXES.......................     4,471       3,295
OTHER ASSETS................................         5          39
                                             ------------------------
      Total assets..........................   $18,512     $29,069
                                             ========================

    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable.........................   $ 1,947     $ 2,581
   Accrued expenses.........................     5,902       5,745
   Current portion of capital lease                111          95
obligations.................................
                                             ------------------------

      Total current liabilities.............     7,960       8,421
                                             ------------------------
OTHER OBLIGATIONS, net of current portion...       500          14
                                             ------------------------
STOCKHOLDERS' EQUITY:
   Preferred stock..........................        --          --
   Common stock.............................        75          75
   Additional paid-in capital...............    23,169      23,126
   Accumulated deficit......................   (13,192)     (2,567)
                                             ------------------------
      Total stockholders' equity............    10,052      20,634
                                             ========================
      Total liabilities and stockholders'      $18,512     $29,069
equity......................................
                                             ========================



 The accompanying notes to condensed financial statements are an integral part of these balance sheets.

                              EXPERT SOFTWARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except per share and share data)
                                   (Unaudited)




                                      Three Months Ended    Nine Months Ended
                                        September 30,         September 30,
                                     --------------------- --------------------
                                       1996       1995      1996        1995
                                     ---------- ---------- ---------  ---------

NET SALES..............................$6,041     $7,126    $22,778     $18,854
                                     ---------- ---------- ---------  ---------
OPERATING COSTS AND EXPENSES:
  Cost of sales........................2,408.     2,565     13,152       6,905
  Marketing and sales..................2,150.     1,565      7,445       4,090
  General and administrative...........3,953.       973      8,735       2,642
  Development............................978.       497      2,728       1,501
  Loss on impairment of intangible        --         --      5,700          --
assets.......................................
  Amortization of non- compete            --         --         --         338
agreement....................................
                                     ---------- ---------- ---------  ---------

    Total operating costs and          9,489      5,600     37,760      15,476
expenses.....................................
                                     ---------- ---------- ---------  ---------

    Operating income (loss)............(3,448)    1,526      (14,982)    3,378

Other income, net.........................20.       196         89         246
                                     ---------- ---------- ---------  ---------

  Income (loss) before provision
(benefit) for                          (3,428)    1,722      (14,893)    3,624
    income
taxes.............................

Provision (benefit) for income taxes.....--..       535     (4,268)      1,218
                                     ---------- ---------- ---------  ---------

  Net income (loss)....................$(3,428)   $1,187    $(10,625)   $2,406
                                     ========== ========== =========  =========

  Net income (loss) per share of       $  (.46)   $   .15   $  (1.38)   $   .33
common stock.................................
                                     ========== ========== =========  =========

Weighted average number of common
stock and stock equivalents            7,481      7,745      7,675       7,093
outstanding..................................
                                     ========== ========== =========  =========



















 The accompanying notes to condensed financial statements are an integral part of these statements.




                              EXPERT SOFTWARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                 Nine Months Ended
                                                   September 30,
                                              -------------------------
                                    860999975    1996         1995
                                              ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss).............................  $(10,625)   $   2,406
Adjustments to reconcile net income to net
cash (used in) provided by operating
activities:
  Depreciation of property and equipment......      881           305
  Amortization of acquired software                 425            22
technology....................................
  Amortization of acquired intangibles........       83            --
  Provision for sales returns and doubtful        5,471         2,047
accounts......................................
  Provision for inventory reserves............    2,920           249
  Loss on impairment of intangibles...........    5,700            --
  Amortization of non-compete agreement.......       --           338
  Deferred income tax benefit.................   (3,472)         (253)
Changes in current assets and liabilities:
  (Increase) decrease in accounts receivable..   (2,783)       (2,599)
  (Increase) decrease in income tax              (1,401)           --
receivable....................................
  (Increase) decrease in inventories..........     (721)         (205)
  (Increase) decrease in prepaid expenses.....     (293)         (492)
  (Increase) decrease in other assets.........       10            (5)
  Increase (decrease) in accounts payable.....     (873)         (241)
  Increase (decrease) in accrued expenses.....    2,316         1,956
  Increase (decrease) in income taxes payable.   (2,144)           --
                                              ------------ ------------
    Net cash (used in) provided by operating     (4,506)        3,528
activities....................................
                                              ------------ ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Maturities of marketable securities.........    6,222            --
  Purchases of property and equipment.........     (750)       (1,294)
                                              ------------ ------------
    Net cash provided by (used in) investing      5,472        (1,294)
activities....................................
                                              ------------ ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock..       --        17,955
  Stock options exercised.....................       43            --
  Payment of subordinated debt to unrelated          --          (500)
parties.......................................
  Payment of subordinated debt to related            --        (3,900)
parties.......................................
  Payment of redeemable preferred stock.......       --        (2,200)
  Dividends paid on redeemable preferred             --           (41)
stock.........................................
  Borrowings under capital lease obligations..      102            --
  Payments on capital lease obligations.......     (100)           --
                                              ------------ ------------
    Net cash provided by financing activities.       45        11,314
                                              ------------ ------------

    Net increase in cash and equivalents......    1,010        13,548
CASH AND EQUIVALENTS, beginning of period.....      912         3,553
                                              ------------ ------------
CASH AND EQUIVALENTS, end of period...........  $ 1,922     $  17,101
                                              ============ ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
  Cash paid during the period for interest....  $    27     $     119
                                              ============ ============

  Cash paid during the period for income        $ 2,748     $      78
taxes.........................................
                                              ============ ============

 The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                              EXPERT SOFTWARE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996
                                   (Unaudited)

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

   In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 1996, and the results of operations and cash flows for the three months and nine months ended September 30, 1996 and 1995. In addition to the normal recurring accruals, as previously reported, material adjustments were recorded to the financial statements for the three months ended June 30, 1996. As more fully discussed in Part I, Item 2, these adjustments included recognizing a loss from the impairment of intangible assets, recording inventory losses, and providing additional allowances against accounts receivable for possible future returns from customers and for doubtful accounts. Results of operations and cash flows for the period ending September 30, 1996 are not necessarily indicative of the results of operations of the entire fiscal year.

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

3. INVENTORIES

   Inventories consisted of the following as of September 30, 1996 and December 31, 1995 (in thousands):

                                       1996       1995
                                      ----------  ----------
        Finished  goods................ $1,097      $2,699
        Raw materials..................    516       1,263
                                      ---------- -----------
                                        $1,613      $3,962
                                      ========== ===========

4. INITIAL PUBLIC OFFERING

   In April 1995, the Company completed an initial public offering of 3,105,000 shares of its common stock of which 1,700,000 were sold by the Company and 1,405,000 shares were offered by certain of the Company's stockholders. The offering price was $12.00 per share and the proceeds to the Company, net of the underwriters' discount of $1,428,000, was $18,972,000. Costs associated with the offering include legal, accounting and other direct costs of $1,017,000. The Company used $2,241,000 of net proceeds to redeem preferred stock, including interest and dividends, and $4,019,000, including interest, to repay subordinated debt.

5. ACQUISITION AND LEGAL PROCEEDINGS

   In November 1995, the Company acquired all of the outstanding common stock of Swfte International, Ltd. ("Swfte"), a developer and publisher of consumer software for the educational and entertainment markets. The acquisition of Swfte was accounted for using the purchase method of accounting and, accordingly, the results of Swfte since November 2, 1995 are included in the Company's consolidated statements of operations. Swfte assets and liabilities were recorded in the accompanying consolidated balance sheet at values representing an allocation of the purchase price. Approximately $4.5 million of the initial purchase price for Swfte was recorded as intangible assets to be amortized over two to two and one-half years. During the three months ended June 30, 1996, a loss on the impairment of these intangible assets was recorded. See "Loss on Impairment of Intangibles" under Item 2 below.

   In October 1996, the Company settled litigation with the former owners of Swfte and others. The original dispute involved the contingent purchase price under the Swfte acquisition agreement. The suit, as well as counterclaims filed by Expert, were settled and the results for the quarter ended September 30, 1996 include expenses of $1,900,000 for the settlement and related legal and associated costs.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Results of Operations

   The following table sets forth certain statement of operations data as a percentage of net sales, for comparative purposes, for the periods indicated.


                                                Three Months     Nine Months
                                                   Ended            Ended
                                               September 30,    September 30,
                                              ----------------------------------
                                                1996    1995    1996     1995
                                              ------------------------- --------

      Net sales................................ 100%      100%    100%     100%
                                              ------------------------- --------
      Operating costs and expenses:
        Cost of sales..........................  40        36      58       37
        Marketing and sales....................  36        22      33       22
        General & administrative...............  65        14      38       14
        Development............................  16         7      12        8
        Loss on impairment of intangibles......  --        --      25       --
        Amortization of non- compete agreement.  --        --      --        2

                                              ------------------------- --------
                                                157        79     166       82
                                              ------------------------- --------

      Operating income (loss).................. (57)       21     (66)      18
      Other income (expense)...................  --         3      --        1
                                              ------------------------- --------


      Income (loss) before provision            (57)       24     (66)      19
      (benefit) for income taxes...............
      Provision (benefit) for income taxes.....  --         7     (19)       6
                                              ------------------------- --------

      Net income (loss)........................ (57)%      17%    (47)      13%
                                              ========================= ========

General

Results of operations for the periods ended September 30, 1996 were impacted by a slowdown of sales at the retail level during the second and third quarters. Results for the three months ended September 30, 1996 include provisions of $1.9 million for the settlement of the Swfte litigation and related legal and associated costs.

Results for the three months ended June 30, 1996 included provisions for potential excess inventories of $2.6 million and a reduction in the estimated inventory value for product returned of $1.4 million; an increase in estimated product returns that exceeded expectations by $0.5 million; an increase in the provision for doubtful accounts of $1.0 million; and losses recorded in connection with the Swfte acquisition totaling $5.7 million. The slowdown in retail sales resulted in the Company not meeting sales objectives, which
contributed  to  excess  inventories.   In  addition,  the  Company  experienced
temporary difficulties in the implementation of new management information systems which contributed to purchasing higher levels of inventory than were necessary in the normal course of business. Additionally, higher levels of returns resulted in increased inventory. Based on the foregoing, management determined that the value assigned to the returned goods should be lower than that assigned in prior periods, and reserves for potential excess inventories should be increased, causing an increase in the cost of sales.

Additionally, the products obtained in the Swfte acquisition are selling at levels substantially below projected levels. Together with other developments which are described below under "Loss on Impairment of Intangibles", these events led management to record during the second quarter a material loss on the impairment of the intangible assets arising from the Swfte acquisition. This loss included additional reserves for returns and marketing allowances against the acquired accounts receivable, additional reserves against the acquired inventories, adjustments to fixed assets, and accruals for guaranteed royalty agreements entered into prior to the acquisition that are not expected to be recouped in the ordinary course of business. See the discussion at "Loss on Impairment of Intangibles" below for further information on these adjustments.


Comparison of Three Months Ended September 30, 1996 and 1995

Net Sales. Net sales for the three months ended September 30 decreased from $7.1 million in 1995 to $6.0 million in 1996, a decrease of $1.1 million, or 15%. The Company experienced a drop off of domestic sales in the third quarter of 1996 as a result of increased competition, a more pronounced seasonality in the business, retailers keeping tighter inventory levels and increased provisions for returns. International sales increased from 9% of net sales in 1995 to 22% in 1996 as the Company increased unit sales to existing international distributors, continued to broaden its international efforts by establishing relationships with foreign publishers and distributors, and as a result of lower domestic sales.

Cost of Sales. Cost of sales decreased from $2.6 million in 1995 to $2.4 million in 1996, a decrease of $0.2 million, or 6%, due primarily to lower sales volume and royalties. As a percentage of net sales, cost of sales increased from 36% in 1995 to 40% in 1996, due primarily to increased provisions for returns, which reduced net sales. Cost of sales consists primarily of product costs (printed material, boxes, disk and CD costs, assembly and shipping), freight charges, reserves for excess and obsolete inventories, and royalties to outside programmers and content providers. The Company expects cost of sales in future periods will increase over historical levels due to the change in the estimated value of products returned from customers discussed above.

Marketing and Sales. Marketing and sales expense increased from $1.6 million in 1995 to $2.2 million in 1996, an increase of $0.6 million, or 37%, and increased as a percentage of net sales from 22% of net sales in 1995 to 36% in 1996. This increase was primarily the result of higher promotional costs, and increased personnel costs. As a result of not meeting sales expectations, marketing costs represented a higher percentage of revenues in 1996 than in 1995. Additional costs were also incurred to open new sales channels. The Company's marketing spending consists principally of activities to promote the Company's products and brand name, including costs to promote and support the Company's growing international sales, personnel and "in-store" promotions. The Company intends to continue to launch new marketing promotions and to hire additional personnel as needed. As a result the Company expects marketing and sales expenses to increase in dollar amount, but to be lower as a percentage of sales in the future.

General and Administrative. General and administrative ("G&A") expense increased from $1.0 million in 1995 to $4.0 million in 1996 an increase of $3.0 million, or 306%, and increased as a percentage of net sales from 14% to 65%, respectively. This increase was primarily due to increased provisions for doubtful accounts, provisions for settlement and associated legal costs related to a lawsuit with the former owners of Swfte, increased staff and other expenses necessary to support the Company's growth, and increased facilities costs. The Company anticipates that it will continue to incur risks for uncollectible accounts. The Company also anticipates that G&A expenses for at least the remainder of 1996 will reflect higher expenditures for personnel and facilities costs, as compared to 1995.

Development. Development expense increased from $0.5 million in 1995 to $1.0 million in 1996, an increase of $0.5 million, or 97%, and increased as a percentage of net sales from 7% of net sales in 1995 to 16% in 1996. Development expense includes increased expenses related to product upgrades, new product activities, quality control and expanded customer service support, including increased staffing and other expenses associated with the Swfte development activities. The Company anticipates that development costs will decrease in the fourth quarter of 1996 as a result of cost reductions in personnel, with less emphasis on developing product and a return to its traditional publishing model.

Other Income. Other income, which includes interest income and interest expense, decreased from $196,000 in 1995 to $20,000 in 1996, primarily due to the reduced balance of interest bearing deposits and investments.

Provision (Benefit) for Income Taxes. The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes, which requires that deferred income taxes be recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting basis at rates based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. No benefit for income taxes was recorded in 1996 as a valuation allowance for deferred tax assets of an equal amount offsets any such provision.


Comparison of Nine Months Ended September 30, 1996 and 1995

Net Sales. Net sales for the nine months ended September 30 increased from $18.9 million in 1995 to $22.8 million in 1996, an increase of $3.9 million, or 21%. The increase was due primarily to increased units sold. International sales increased from 10% of net sales to 25% in 1996 as the Company increased unit sales to existing international distributors and continued to broaden its international efforts by establishing relationships with foreign publishers and distributors. The Company experienced a drop off of sales in the second and third quarters of 1996 as a result of increased competition and seasonality, and retailers keeping tighter inventory levels. As the software industry becomes more consumer oriented, it could be subject to more seasonality. As a result the Company anticipates a more pronounced seasonal trend to develop in future periods.

Cost of Sales. Cost of sales increased from $6.9 million in 1995 to $13.2 million in 1996, an increase of $6.3 million, or 90%, and increased as a percentage of net sales from 37% in 1995 to 58% in 1996. This increase was primarily due to increased sales volume, a decrease in the value assigned to returned goods, and second quarter inventory adjustments. In the second quarter of 1996, the Company evaluated the estimated inventory value for products returned from customers which resulted in a $1.4 million charge to cost of sales. The Company's valuation principally reflected product development efforts resulting in new product versions, the return of slow-moving products, and existing excess quantities of inventory. Such slow-moving products and products for which new versions have been released are difficult to sell through alternative channels. When the sales objectives were not achieved in the second quarter, an evaluation of the inventories was performed and a valuation adjustment of $2.6 million was recorded, of which $1.2 million related to Swfte inventories acquired subsequent to the acquisition which do not have future sales benefit for the Company. The remaining $1.4 million consisted of inventories for which on hand quantities exceeded expected future demand. Cost of sales consists primarily of product costs (printed material, boxes, disk and CD costs, assembly and shipping), freight charges, reserves for excess and obsolete inventories and royalties to outside programmers and content providers.

Marketing and Sales. Marketing and sales expense increased from $4.1 million in 1995 to $7.4 million in 1996, an increase of $3.3 million, or 82%, and increased as a percentage of net sales from 22% of net sales in 1995 to 33% in 1996. This increase was primarily the result of higher advertising costs, increased promotional costs, and increased personnel costs. As a result of not meeting sales expectations, marketing costs represented a higher percentage of revenues in 1996 than in 1995. Additional costs were also incurred to open new sales channels. The Company's marketing spending consists principally of activities to promote the Company's products and brand name, including costs to promote and support the Company's growing international sales, personnel and "in-store" promotions. The Company intends to continue to launch new marketing promotions and to hire additional personnel as needed. As a result the Company expects marketing and sales expenses to increase in dollar amount but to be lower as a percentage of sales in the future.

General and Administrative. General and administrative ("G&A") expense increased from $2.6 million in 1995 to $8.7 million in 1996 an increase of $6.1 million, or 231%, and increased as a percentage of net sales from 14% to 38%, respectively. This increase was attributable primarily to increased provisions for doubtful accounts, provisions for settlement and associated legal costs related to a lawsuit with the former owners of Swfte, increased staff and other expenses necessary to support the Company's growth, and increased facilities costs. The Company also anticipates that G&A expenses for at least the remainder of 1996 will reflect higher expenditures for personnel and facilities costs as compared to 1995.

Development. Development expense increased from $1.5 million in 1995 to $2.7 million in 1996, an increase of $1.2 million, or 82%, and increased as a percentage of net sales from 8% of net sales in 1995 to 12% in 1996. Development expense includes increased expenses principally related to product upgrades, new product activities, quality control and expanded customer service support, including increased staffing and other expenses associated with the Swfte development activities.

Loss on Impairment of Intangibles. During the three months ended June 30, 1996, management reevaluated the carrying value of the intangible assets recorded in connection with the November 1995 acquisition of Swfte. These intangible assets consisted of acquired software technology, a license agreement to use the Bicycle brand name in certain card game software, the assembled workforce acquired, and Swfte's customer list. This reevaluation of the intangible assets was necessitated by management's determination based on recent results of operations that the expected sales and cash flows from the acquired assets will be substantially lower than had been previously expected.

The acquired Swfte products originally projected to generate the most significant sales and cash flows are selling at substantially lower than expected rates. Certain of those titles now face new competition from other publishers, which has taken market share away from those titles. In particular, the card games category has become more competitive as a result of recent marketing efforts by Sierra On Line, and others. Additionally, certain other acquired titles were released shortly before the acquisition of Swfte. Based on low sales rates, some retailers are discontinuing certain of these titles and management determined their expected future sales are minimal.

A significantly higher level of returns has been experienced with the products acquired in the acquisition over the rate of returns experienced with the Company's other products. Management believes that certain titles were sold into the distribution and retail channel prior to the acquisition at higher rates than were supported by sales through to the end users. This prompted distributors and retailers to return these products. This overstock of product and returns experience has, in management's judgment, damaged the market receptiveness to the acquired products and reduced their expected future sales levels.

Lower than expected acceptance of the acquired products, together with the terminations of personnel in connection with closing the Swfte facilities in Delaware to consolidate all operations at the Company's headquarters in Florida, caused management to write-off the value originally ascribed to the workforce in place.

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

These factors are not expected to be short-term or temporary in nature, causing management to reduce the carrying value of the intangible assets by $3.5 million. Management also determined that the lower demand for the acquired products and recent customer claims for pre-acquisition cooperative marketing and price protection credits required an additional provision for reserves for returns of $1.1 million higher than originally provided on the acquired accounts receivable; and a provision for reserves $0.2 higher than originally provided on the acquired inventory. Such provisions were recorded during the three months ended June 30, 1996, and are included in the stated loss on impairment of intangibles. Additionally, the lower than expected sales and higher than expected returns levels on the acquired products indicate that the minimum royalties required under certain contracts and prepaid royalties will not be recouped in the ordinary course of business. Approximately $0.3 million of such royalties were therefore accrued as part of the loss on impairment of intangibles as of June 30, 1996. Similarly, losses on fixed assets and certain other assets determined to have lower values than originally assigned were accrued as part of the loss on impairment of intangibles as of June 30, 1996.

Amortization of Noncompete Agreement. Amortization expense decreased from $0.3 million in 1995 to zero in 1996. In February 1995, the Company released Bloc Development Corporation from the remaining nine month term under the non-compete agreement as a part of a general settlement of the parties' obligations relating to the 1992 Acquisition and, as a result, the remaining net book value of the non-compete agreement was expensed in the first quarter of 1995.

Other Income. Other income, which includes interest income and interest expense, decreased from $246,000 in 1995 to $89,000 in 1996, primarily due to the reduced balance of interest bearing deposits and investments.

Provision for Income Taxes. The provision (benefit) for income taxes changed from a provision of $1.2 million in 1995 to a benefit of $4.3 million in 1996.


Liquidity and Capital Resources

   Over the last nine months, the Company has experienced a reduction in its stockholders' equity, working capital and ratio of current assets to current liabilities, primarily as a result of net losses realized during that period. Management has responded by reducing expenses, including, among other actions, reducing personnel significantly. With these actions and the continuation of the Company's revolving line of credit, management believes that it has adequate financial resources for its planned operations through at least the first quarter of 1997. Longer term, management believes that its expense reduction efforts, together with anticipated revenue increases, should return the Company to profitability and provide for positive cash flow to fund future operations.

   As of September 30, 1996, the Company had $3.8 million in working capital, including $1.9 million in cash. To date, the Company has not invested in any financial instruments that involve a high level of complexity or risk. Net cash used by operating activities was $4.5 million for the nine months ended September 30, 1996, primarily due to the payment of approximately $2.7 million for income taxes related to 1995 and 1996, and increased investment in accounts receivable. Increases in gross accounts receivable were offset by the increases in provisions for returns and doubtful accounts discussed above. Net cash provided by investing activities was $5.5 million, primarily due to the maturity and sales of certain marketable securities, offset by purchases of property and equipment.

The Company believes that cash generated by operations may be affected by an increase in working capital requirements as it continues to expand operations. In response to such growth in working capital requirements, the Company entered into a two-year, $5.0 million unsecured revolving line of credit in May 1996. Availability under the line is based on an advance rate applied to eligible receivables and the maintenance of certain financial ratios. As a result of the Company's performance in the second and third quarters, the Company was no longer in compliance with the original financial ratios under its revolving line of credit. Amendments to the line of credit were entered into, modifying the financial ratios to reflect its year to date results of operations and granting a security interest in the Company's assets. There can be no assurance that the Company's results of operations will continue to be in compliance with the line of credit covenants which, among other things, prohibit two consecutive quarterly losses commencing with the third quarter of 1996, or that the line of credit would be otherwise available to the Company.

From time to time, the Company evaluates potential acquisitions of products, businesses and technologies that would complement or expand the Company's business. The Company currently does not have any commitments or agreements with respect to any such acquisitions. There can be no assurance that any such acquisitions will be made or, if made, will be successfully integrated.

Factors Affecting Future Operating Results

   This Form 10-Q  contains  forward-looking  statements  within the  meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from its historical operating results and from those set forth in the forward-looking statements and may fluctuate between operating periods. Factors that might cause such a differences and fluctuations include the following: the size and rate of growth of the consumer software market, consolidation of the software industry among both customers and competitors, market acceptance of the Company's products and those of its competitors, competitors' marketing strategies and promotions, development and promotional expenses relating to the introduction of new products, new versions of existing products or new operating systems, evolving distribution channels, the growth in popularity of the Internet and other new technologies which could impact the distribution and purchase of software, product returns, acquisitions of new businesses by the Company and related charges and write-offs, the collectibility of accounts receivable, changes in pricing policies by the Company and its competitors, the accuracy of retailers' forecasts of consumer demand, competition for retail space, consumer confidence, the timing of the receipt of orders from major customers, account cancellations or delays in shipment, future cash flow and working capital requirements, payment of the Company's obligations under the settlement of the litigation with the former owners of Swfte, implementation and expansion of the Company's systems and operations to accommodate the Company's anticipated future revenues, and other factors. In addition, the consumer software business is seasonal due primarily to the increased demand for consumer software during the year-end holiday buying season. Further, a significant portion of sales within a quarter is typically not realized until late in that quarter. As a result, it may be difficult for the Company to predict its net sales for the quarter or to quickly adapt its spending levels within a quarter to reflect changes in demand for its products. The market price of the Company's Common Stock has been, and in the future will likely be, subject to significant fluctuations in response to variations in quarterly operating results and other factors, such as announcements of technological innovations or new products by the Company or its competitors, or other events.


                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On October 21, 1996, the Company reported that it had settled litigation with David H. Goodman, the former Chairman and Chief Executive Officer of SWFTE International, Ltd., wholly-owned subsidiary of Expert, and others. The original dispute involved the contingent purchase price pursuant to a certain Agreement and Plan of Merger among Expert, ES I Acquisition Corp., SWFTE and the stockholders of SWFTE, dated as of October 16, 1995. The suit, as well as counterclaims filed by Expert, were settled in the Court of Chancery, New Castle County, Delaware. The results for the third quarter ended September 1996 include expenses of $1.9 million for the settlement and related legal and associated costs.


Item  6. Exhibits and Reports on Form 8-K.

(a)                             Exhibit 10.14.

   Revolving Credit Agreement between the Company and the First National Bank of Boston dated as of May 31, 1996, as amended on June 30, 1996 and September 30, 1996.

(b)                               Exhibit 11.

   Statement regarding computation of earnings per share.

(c)                               Exhibit 27.

   Financial Data Schedule (EDGAR filing only).

(d)                          Reports on Form 8 K.

   Form 8-K was filed October 23, 1996, reporting settlement of the Swfte litigation (See Part II, Item 1).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                          Expert Software, Inc.


                                          /s/ Kenneth P. Currier
                                          Kenneth P. Currier,
                                          Chief Executive Officer

                                          /s/ Charles H. Murphy
                                          Charles H. Murphy,
                                          Chief Financial Officer
                                          (Principal Financial and Accounting
Officer)


Dated:  November 14, 1996

                                                                 Exhibit  11

                              EXPERT SOFTWARE, INC.

                         COMPUTATION OF INCOME PER SHARE
                         (In thousands except per share)




                                    Three Months Ended   Nine Months Ended
                                      September 30,        September 30,
                                    -------------------  -------------------
                                      1996      1995       1996     1995

-------------------------------------
Net income (loss) as reported........$(3,428)   $1,187     $(10,625)$2,406
-------------------------------------

-------------------------------------
Less preferred  stock dividends..........--       --          --       41
                                    -------------------  -------------------

Income applicable to common stock....$(3,428)   $1,187     $(10,625)$2,365
                                    ===================  ===================

Weighted average common stock         7,481     7,145      7,481    6,489
outstanding...............................

Dilutive stock options...................--      600         194      604
                                    -------------------  -------------------

Weighted average number of common
stock and common stock equivalents
for primary earnings per share........7,481     7,745      7,675    7,093
                                    ===================  ===================

Net income per share.................$.(0.46)   $0.15      $(1.38)  $ 0.33
                                    ===================  ===================





   Primary and fully diluted net income per share are the same for all periods presented.