Form 10-K
period 1996-12-31
EXPERT SOFTWARE INC
filed 1997-03-28
CIK 939730

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

   [X] Annual Report Pursuant to Section 13 or 15 (d) of the Securities
                           Exchange Act of 1934

                For the fiscal year ended December 31, 1996

                                    or

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

     Securities Registered Pursuant to Section 12(b) of the Act: None

        Securities Registered Pursuant to Section 12(g) of the Act:

                Common Stock (par value of $0.01 per share)





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

The aggregate market value of shares of Common Stock held by non-affiliates of the registrant as of March 21, 1997 was approximately $12,675,000. For purposes of this computation, all executive officers, directors and 5% owners of the registrants have been deemed to be affiliates.

As of March 21, 1997, there were 7,514,679 shares of the Registrant's Common Stock, $ .01 par value, outstanding.


                   DOCUMENTS INCORPORATED BY REFERENCE:

  Portions of the following documents have been incorporated by reference into the parts indicated: The registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report - Part III.

                               Page 1 of 53.
                     The exhibit index is on page 34.

                              Index to Items


Part I                                                     Page

Item 1.  Business.............................................3

Item 2.  Properties...........................................9

Item 3.  Legal Proceedings....................................9

Item 4.  Submission of Matters to a Vote of Security
         Holders..............................................9


Part II

Item 5.  Market for the Registrant's Common Equity and
         Related Stockholder Matters..........................9

Item 6.  Selected Financial Data.............................10

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.................11

Item 8.  Consolidated Financial Statements and
         Supplementary Data..................................18

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.................33


Part III

Item 10. Directors and Executive Officers of the
         Registrant..........................................33

Item 11. Executive Compensation..............................33

Item 12. Security Ownership of Certain Beneficial Owners
         and Management......................................33

Item 13. Certain Relationships and Related Transactions......33


Part IV

Item 14. Exhibits, Financial Statement Schedules, and
         Reports on Form 8-K.................................34

Signatures...................................................36


  This Form 10-K  contains  forward-looking  statements  within  the  meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Factors that might cause such a difference are discussed in the section entitled "Factors Affecting Future Operating Results" on page 17 of this Form 10-K.

                                  PART 1

ITEM 1.                         BUSINESS

General

  Expert Software, Inc. ("Expert" or the "Company") is a leading publisher of high-quality, value-priced consumer software that addresses a broad range of consumer interests and everyday tasks. The Company currently sells over 125 products in the productivity, lifestyle, small office/home office, entertainment and education market categories. The Company promotes the Expert brand name in order to generate customer loyalty, encourage repeat purchases and differentiate the Expert products to retailers and consumers. Expert targets the growing audience of home PC users who value fully-featured and easy-to-use software. Expert brand products sell primarily for under $20, a price point intended to generate impulse purchases in mass market environments.

  The Company seeks to develop a broad line of products in categories in which a leading market share can be attained. The Company also creates product franchises by upgrading successful products and developing product line extensions and complementary products. The Company's titles are primarily available on the Windows operating system, and substantially all are available on CD-ROM. Over 18.3 million units of Expert products have been sold since 1989, with more than 4.8 million units sold in 1996 and more than 3.6 million units sold in 1995. Expert products are currently available at retailers such as Best Buy, Computer City, CompUSA, Electronics Boutique, , Micro Center, Babbages Etc., Office Depot, OfficeMax, PriceCostco, Radio Shack, Sam's Club, , Staples, and Toys "R" Us.

     "Expert Software", "Swfte" and all of Expert's logos and product names are trademarks of the Company. This annual report also contains trademarks of companies other than those of the Company. The Company includes its wholly-owned subsidiaries, Swfte International, Ltd. and ES International, Inc.

Industry Background

  In recent years, the installed base of PCs in homes has grown substantially as prices have declined and as improvements in power and capability have been achieved. There are a number of factors driving the sales of PCs into U.S. households beyond the general impact of falling prices and increased performance. Enabling technologies and standards, such as graphical user interfaces and the Windows operating system, have made PCs easier to use for a broad range of applications resulting in the transformation of PCs into general-purpose tools. In addition, today's PCs feature high-speed microprocessors, large amounts of memory, high-resolution monitors and enhanced sound and graphics capabilities. These advanced capabilities, along with the introduction of CD-ROM technology, have allowed software developers to produce more engaging software with advanced three-dimensional graphics, realistic sound and full motion video. The Company believes that CD-ROM technology will continue to impact the growth of the consumer software market as software developers take advantage of the increasing multimedia capabilities of this hardware technology. There can be no assurance that the Company will be successful in developing and marketing products for certain advanced and emerging operating systems and media formats, including the Internet, and the introduction of new technologies could render the Company's existing products obsolete or unmarketable.

  The increased penetration of PCs into the home has created a large and growing mass market for consumer software as consumers wish to maximize the utility of their PCs. The distribution of consumer software has also expanded beyond traditional software retailers and computer stores to include general mass merchandisers. In response to these developments, increasing numbers of consumer software products are being developed to address a broad range of consumer interests and everyday tasks. Consequently, the Company believes that consumers are more frequently purchasing software on impulse in the same way that they buy books, music CDs and movie videos and the distribution channels for consumer software could continue to expand to include book and music stores, video outlets and supermarkets. Consumer preferences for software products, however, are difficult to predict, and few consumer software products achieve sustained market acceptance.

  As consumer software becomes more of a mass market product, it will become increasingly important for consumer software companies to have direct relationships with retailers and to effectively market their products to consumers. Competition for retail shelf space is also likely to increase due to the proliferation of consumer software products and companies. As a result, the Company believes that in order to be successful, consumer software companies must have a consumer-driven focus, a broad offering of category-leading products, close relationships with retailers, a recognized brand name and a cost-efficient business model.



Business Strategy

  The Company's objective is to be a leading publisher of high-quality, value-priced consumer software and plans to pursue the following strategies:

  Maintain Consumer-Driven Focus. The Company seeks to develop creative and innovative products with mass appeal. The Company believes that many consumers base their software purchasing decisions largely on recognized brands, quality, value and ease of use. As a result, the Company is committed to providing products that are high quality and value priced, and require minimal technical expertise to operate. The Company's consumer-oriented marketing strategy combines attractive and informative packaging with promotional campaigns to encourage impulse purchases. To enhance customer satisfaction, the Company also provides technical support for all of its products. In addition, the Company revises products in response to consumer feedback and upgrades products to utilize new technologies, such as CD-ROM, Windows 95 and the Internet, as those technologies gain broader acceptance in the consumer market.

  Develop Diversified Titles with Strong Franchise Value. The Company seeks to develop a broad line of products in sustainable categories in which a leading market share can be obtained. The Company currently has over 125 products available for sale in stores in the productivity, lifestyle, small office/home office, entertainment and education market categories. The Company creates franchises by upgrading successful products and developing product line extensions and complementary products. For example, Home Design became the foundation of a product franchise that includes Home Design 3D(R), Landscape, Landscape Design 3D and Easy Home Gardening. The Company also seeks to create evergreen titles with extended life cycles by upgrading successful products to incorporate new features and to adapt to new technologies.

  Leverage Distribution Strengths. The Company has established a distribution network based largely upon direct sales to, and established relationships with, a broad base of retailers, including office supply stores, software specialty stores, warehouse clubs, consumer electronic stores, mall-based chains and mass merchants, which it believes to be one of its major strengths. The Company believes that its broad product line, self-supporting packaging, consumer-oriented marketing programs, and retail support enable it to effectively sell directly to retailers. Direct sales to retailers allow the Company to assist retailers in offering a suitable mix of Expert products and tracking inventory levels and sell-through rates. In addition, direct sales to retailers allow the Company to tailor marketing efforts, promotions and merchandising displays to fit the needs of specific retailers. This strategy enables the Company to identify and react to trends in the retail consumer market and to help build incremental sales. The Company believes that its attention to detail at the retail level and careful execution have been the key factors to its successful marketing programs and have contributed to the sales growth of its products. The Company is also working to develop Internet access to and downloading of its software to customers at its web-site at http://www.expertsoftware.com.

  McDonaldland(R). In January 1997, Expert signed a licensing agreement with McDonald's Corporation for use of McDonaldland(R) characters and marks in software intended for family entertainment. Under this agreement, Expert, in cooperation with McDonald's, will develop and market family oriented consumer software featuring McDonaldland(R) characters through a wide variety of distribution channels. The first software titles are expected to be introduced during the second half of 1997.

  Promote Brand Names. Commencing in 1997 the Company promotes it's products under four brands: Expert, McDonaldland(R), Bicycle(R) and Gamers Choice(TM). The Company promotes the Expert brand name in order to encourage customer loyalty and repeat purchases. Expert believes that its brand name products are recognized by consumers as high-quality, fully-featured software that consistently exceed consumer expectations. Drawing upon established consumer marketing techniques, the Company uses the Expert brand name and easily identifiable packaging which emphasizes high-impact design and concise, non-technical product information.

  The Company believes that by promoting recognizable brand names and consistent packaging, satisfied consumers are more likely to purchase additional products when faced with multiple options in a software category. The Company also has an established public relations effort which seeks to broaden consumer awareness and acceptance of the Expert, McDonaldland(R), Bicycle(R) and Gamers Choice(TM) brand names. As the consumer software industry becomes more of a mass market, the Company believes that brand name recognition will become an increasingly important means of product differentiation among retailers and consumers.

  Manage  Development  Process.  The  Company  seeks  to  carefully  manage  its development process to provide consistent product quality, shorter and more predictable delivery schedules, and lower investment risks and overall development costs. Historically, the Company's internal development efforts have been focused primarily on product design and features, consistent user interfaces, ease of use, and product quality and consistency. The Company supplements its internal product development resources by utilizing existing technologies and externally developed programming and content. This process allows the Company to maintain internal control over the creative and market-driven aspects of its product development efforts, while using outside resources to lessen its development risks.

  Operate Profitably at Consumer Price Points. To maintain its ability to profitably deliver value-priced consumer software, the Company seeks to carefully manage its development process, control its component costs while out sourcing its production and warehousing overhead, and invest in systems that permit efficient management of high sales volume. As consumer software becomes more of a mass market driven by consumer demand and lower price points, the Company believes that the ability to profitably develop, produce, market and support value-priced products will be an important competitive factor.

  Acquire Complementary Products, Technologies and Businesses. The Company believes that the consumer software industry will continue to consolidate in response to pressures to expand market offerings and develop broad distribution channels. The Company intends to explore opportunities to expand its business by acquiring or licensing products or technologies or acquiring businesses that are consistent with its overall business strategy. The Company anticipates that its future acquisitions may be structured as purchases for accounting purposes. As a result, the Company expects that any such acquisitions will create intangible assets which will be amortized over time and may be accompanied by write-offs of purchased research and development and other intangible assets.

Acquisition

  On November 2, 1995, Expert acquired Swfte International, Ltd. ("Swfte"), a developer and publisher of consumer software (the "Swfte Acquisition"). As a result of the Swfte acquisition, the Company develops and markets a series of playing card software products under the Bicycle(R) brand name pursuant to a licensing agreement with The United States Playing Card Company.

Products

  The Expert product line addresses a wide range of interests and hobbies. The Company's products sell in retail stores for under $20, a price point intended to generate impulse purchases in high-traffic mass market environments. Currently, the Company's product line includes over 125 titles. During 1996, Expert introduced over 60 new titles, compared to approximately 40 new titles during 1995.

  The Company currently targets five consumer software market categories: productivity, lifestyle, small office/home office, entertainment and education. Due to the diversity of its product offerings, the Company is not dependent on any single product. In addition, the Company seeks to develop products with long life cycles; as a result, approximately 84% of its sales in 1996 came from existing and upgraded products. Most of the Company's titles are compatible with Windows and Windows 95, and substantially all are available on CD-ROM.

  Entertainment. Expert entertainment products target users who seek entertainment which can be easily mastered and can provide gratification in short periods of time. Casino is an entertainment product that includes blackjack, roulette, draw poker, baccarat, craps and slot machine games, using graphics, animation and sound effects to simulate actual game play. Entertainment products also include the Bicycle(R) brand playing card series, the Gamers Choice(TM) brand of game software and the McDonaldland(R) brand products.

  Productivity. Expert productivity products enable users to more efficiently accomplish a wide variety of tasks using their PCs. The Company has focused on productivity tasks such as designing a new home, landscaping a yard or creating a family newsletter. For example, Home Design 3D(R) is a simple-to-use design program that can be used to lay out a three-dimensional building plan complete with furniture objects that are provided with the program. Designs can be tested with various color schemes and movable walls, rooms and furniture that can be resized or modified with simple design tools and the user can "walk through" the three-dimensional design.

  Lifestyle. Expert lifestyle products are designed to provide enrichment for all family members. The lifestyle products include an astronomy product that allows users to plot the night sky, a diet and nutrition advisor, a personalized greeting card maker and engaging screen savers. Travel Planner is a lifestyle product that allows users to plot the fastest and shortest routes between locations throughout the United States and provides maps and detailed written itineraries which include specific directions, mileage and estimated costs. The CD-ROM version of Travel Planner also provides the user with interactive multimedia videos, graphics of travel attractions and suggested scenic routes.

     Small Office/Home Office. Small office and home office ("SOHO") users require powerful, easy-to-use and inexpensive software for business functions such as creating simple forms, printing labels and generating standard business agreements. The CD-ROM version of Resume Writer is a SOHO product that provides a variety of tools for a job search, including video clips of interviewing advice and examples, resume templates and sample resumes, a word processor for creating cover letters and Internet access to the Company's exclusive Career Center web-site with a database of names and addresses of various companies to whom resumes could be sent by the user. Resume Writer also includes a contact database to track where resumes were sent and an appointment calendar to assist in tracking appointments and follow up.

     Education. Expert education products are designed to make learning an interactive adventure for children and adults. Typing provides personalized lessons and tests designed for varying skill levels. Speak Spanish offers an interactive immersion into a 3D city where the user builds vocabulary and pronunciation skills, while Algebra provides animated examples to allow a student to review and practice algebra at their own pace.

Sales and Marketing

  Consumers can purchase Expert products at over 25,000 retail stores. Expert sells its products primarily on a direct basis to office supply stores, software specialty stores, warehouse clubs, consumer electronics stores, mall-based chains and mass merchants, as well as to distributors. Retailers selling the Company's products include Best Buy, Computer City, CompUSA, Electronics Boutique, Micro Center, Babbages Etc., Office Depot, OfficeMax, PriceCostco, Radio Shack, Sam's Club, Staples, and Toys "R" Us.

  The Company's customers are not contractually required to make future purchases of the Company's products and therefore could discontinue carrying the Company's products in favor of a competitor's products or for any other reason. There can be no assurance that the Company will be able to increase or sustain its current amount of retail shelf space or promotional resources, and as a result, the Company's operating results could be adversely affected.

  In 1996, Office Depot and Ingram Micro each represented 10% or more of the Company's sales. In 1995, Ingram Micro, Office Depot and Best Buy each represented 10% or more of the Company's sales. The Company believes that mass market retailers will increasingly be significant outlets for consumer software.

  The Company believes that its broad product line, self-supporting packaging, consumer-oriented marketing programs, and retail support enable it to effectively sell directly to retailers. Direct retailer sales allow the Company to actively market and merchandise its products as well as to identify and react more quickly to trends in the retail consumer market.

  The Company's direct retail accounts are managed by its sales personnel, who work closely with corporate buyers and other purchasing and marketing personnel. Expert seeks to assure that retailers are carrying a suitable mix of the Company's products, that inventory levels are adequate, that stocking models are properly configured to avoid over- and under-stocking, and that merchandising programs are properly executed. Offering a wide variety of products, the Company can provide retailers with an assortment of titles in categories of interest to consumers. The Company also supports its retailers by setting up special Expert displays, executing targeted promotions, and analyzing sales trends to help build incremental sales. These efforts are supported by the Company's nationwide network of field merchandisers who closely monitor and support its large retail accounts. The Company believes that such efforts have contributed to the sales growth of its products.

  The Company currently intends to continue its efforts to expand its presence in additional distribution channels with retailers such as book and music stores, video outlets, drug stores and supermarkets. Additionally, Expert is incorporating Internet capabilities into many of its new and upgraded products, and has established a web-site at which customers and prospective customers may review the Company's products. Expert is developing its on-line capabilities with the objective of being able to download and sell its software to customers on the Internet.

  The Company's marketing department seeks to create and execute high-impact merchandising programs with the goal of maximizing Expert's retail exposure. Drawing upon established consumer marketing techniques, the Company uses the Expert brand name and easily identifiable packaging which emphasizes high-impact design and concise, non-technical product information. The Company believes that its consumer-driven marketing and the relatively high perceived value and low price points of its products lead to higher visibility and impulse purchases of Expert's products in retail stores. The Company seeks to tailor marketing efforts, promotions and merchandising displays to fit the needs of specific retailers and provides in-store support to execute its campaigns.

  International sales represented approximately 24%, 15% and 7% of Expert's sales in fiscal years ended 1996, 1995 and 1994, respectively. International sales have been primarily to customers in the United Kingdom, Canada, Australia and Western Europe. The Company began to broaden its international sales efforts in 1994 by establishing relationships with foreign publishers and distributors.

  The Company provides technical support to customers by telephone and facsimile machine at no additional charge. The Company has installed a sophisticated telephone system and call handling center to facilitate its response to customer inquiries. The Company has also begun offering technical support on its web page on the Internet at http://www.expertsoftware.com.

  The Company is exposed to the risk of product returns from retailers and distributors. The Company establishes reserves for returns that it believes to be adequate based upon historical return data and its analysis of current customer inventory levels and sell-through rates. Nonetheless, the Company may accept substantial product returns to maintain its relationships with retailers and its access to distribution channels. The Company's policies also allow for returns of defective merchandise for credit. Any significant amount of product returns could have a material adverse effect on the Company's business, operating results and financial condition. Sales are typically made on credit with varying terms, and the Company does not hold collateral to secure payment. If a significant portion of the Company's accounts receivable was to become uncollectible or subject to extended payment terms, the Company's business, operating results and financial condition could be adversely affected.

Development

  The Company seeks to develop a broad line of products in sustainable market categories. The Company depends on a flow of creative ideas to develop high-quality, value-priced products. Expert believes that its efficient development model has certain key advantages including consistent product quality, reliable delivery schedules, cost containment and low investment risk. The Company may also acquire products through the acquisition of other software companies or the acquisition or licensing of software products or technologies. Development expenses totaled $3.3 million, $2.2 million and $1.3 million in 1996, 1995 and 1994, respectively.

  The Company's product managers oversee the development of various products from conception through completion, and control the content, design, scope and schedule of the project. New product ideas are evaluated based upon market research on the subject area, the type and demographics of the target consumer, and the existence and characteristics of competitive products. The Company seeks to design new products which incorporate all of the important functions and features of the leading competitive products and to add innovative, helpful concepts and upgrades. Once a product is approved for development, a design specification is created that includes the product's features. Whenever possible, the software is designed to incorporate technology used in existing Company products in an effort to shorten the development cycle and improve quality and consistency. The overall product, including documentation, is designed to meet a manufacturing specification that will meet the Company's margin requirements at consumer price points.

  The product managers then execute the project with a team that includes programmers, artists, designers, writers and testers. Historically, the Company's internal development efforts have been focused primarily on product design and features, consistent user interfaces, and product quality and consistency. The Company supplements its internal product development resources by utilizing existing technologies and externally developed programming and content when such utilization can result in a more efficient method of creating a higher quality product. Using this method, the Company maintains internal control over the creative and market-driven aspects of product development while using external resources to shorten development time and lower development risks. Development costs associated with externally licensed technology are generally paid by royalties based on sales, which lowers the Company's investment risk.

  Products under development are tested by the quality assurance department before being released for production. The department tests for bugs, functionality, ease-of-use and compatibility with the many popular PC configurations that are available to consumers.

  Product managers are also responsible for reviewing customer feedback, competitive products, product performance and market positioning in order to introduce upgrades that keep abreast of consumer tastes and trends.


Operations

  The Company controls all purchasing, inventory, scheduling, order processing and accounting functions related to its operations, with all production and warehousing performed by independent contractors in accordance with the Company's specifications. The Company invests in computer systems to handle high sales volumes, including order processing, inventory management, purchasing and tracking of shipments. The Company has electronic data interchange (EDI) links with key customers to increase the efficiency and accuracy of order processing as well as to shorten order turnaround time. By investing in automated systems to efficiently process high sales volumes, the Company believes it can minimize out-of-stock positions. The Company has invested, and intends to continue to invest in, management information systems and other capital equipment which it believes are necessary to achieve operational efficiencies and support increasing sales volumes.

  Software orders can be automatically tracked through to delivery to enhance customer satisfaction and prompt delivery. Shipments are generally made within 48 hours of receiving an order. The Company has relatively little backlog at any given date, and its backlog is not indicative of potential sales for any future period.

  The Company prepares master software CD-ROMs, user manuals and packaging designs. Disk and CD-ROM duplication, printing of documentation and packaging, as well as the assembly of purchased components and the shipment of finished products, are performed by third parties in accordance with the Company's specifications. The Company has multiple sources for substantially all components, with assembly and shipping of the Company's products currently performed by three independent fulfillment houses. By the end of the second quarter of 1997, the Company will be using two such fulfillment houses. To date, the Company has not experienced any material difficulties or delays in the production and assembly of its products. To the extent that the Company's fulfillment houses do not continue to perform assembly and shipping functions in a cost-efficient and timely manner, and transition to substitute fulfillment houses is not completed in a timely fashion, the Company's business, operating results and financial condition could be adversely affected.

Competition

  The market for the Company's consumer software products is intensely and increasingly competitive. The Company's competitors range from small companies with limited resources to large companies with substantially greater financial, technical and marketing resources than those of the Company. Existing consumer software companies may broaden their product lines to compete with the Company's products, and potential new competitors, including computer hardware and software manufacturers, diversified media companies and book publishing companies, may enter or increase their focus on the consumer software market, resulting in greater competition for the Company. Although the Company competes with a number of different companies across its product lines, the Company regards The Learning Company, Inc. (formerly known as SoftKey International Inc.), GT Interactive Software Corp. and CUC International Inc. as its closest competitors based upon price points and product offerings. In addition, the Company believes that new competitors, including large software companies and diversified media companies, are increasing their focus on the consumer software market, resulting in greater competition for the Company.

  Only a small percentage of products introduced in the consumer software market achieve any degree of sustained market acceptance. Principal competitive factors in marketing consumer software include product features, quality, reliability, brand recognition, ease of use, merchandising, access to distribution channels and retail shelf space, marketing, price, and the availability and quality of support services. The Company believes that it competes effectively in these areas, particularly in the areas of quality, brand recognition, ease of use, merchandising, access to distribution channels and retail shelf space and price. To the extent that competitors achieve performance, price or other selling advantages, the Company could be adversely affected. There can be no assurance that the Company will have the resources required to respond to market or technological changes or to compete successfully in the future. In addition, increasing competition in the consumer software market may cause prices to fall, which could adversely affect the Company's business, operating results and financial condition.

Proprietary Rights and Licenses

  The Company regards its software as proprietary and relies primarily on a combination of trademark, copyright and trade secret laws, employee and third party nondisclosure agreements and other methods to protect its proprietary rights. The Company does not include in its products any mechanism to prevent or inhibit unauthorized copying. Unauthorized copying occurs within the software industry, and if a significant amount of unauthorized copying of the Company's products were to occur, the Company's business, operating results and financial condition could be adversely affected. Also, as the number of software products in the industry increases and the functionality of these products further overlaps, software developers and publishers may increasingly become subject to infringement claims. There can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future products. Any such claims, with or without merit, can be time consuming and expensive to defend and resolve.

  The Company has in the past received communications suggesting that its products may incorporate material covered by the copyrights, trademarks or other proprietary rights of third parties. All such communications were, in the Company's judgment, immaterial in nature. However, there can be no assurance that there will not be any such communications in the future. The Company's policy is to investigate the factual basis of such communications and to resolve such matters promptly by negotiating licenses, enforcing its rights or taking other appropriate actions.

  There has been substantial litigation regarding copyright, trademark, and other intellectual property rights involving computer software companies, and the Company has in the past resorted to litigation of a routine nature to protect its proprietary rights. In the future, it may be necessary to resort to litigation again to enforce the Company's proprietary rights, to protect copyrights, trademarks and trade secrets and other intellectual property rights owned by the Company or its licensors, to defend the Company against claimed infringements of the rights of others and to determine the scope and validity of the proprietary rights of the Company and others. Any such litigation, with or without merit, could be costly and a diversion of management's attention, which could have a material adverse effect on the Company's business, operating results and financial condition. Adverse determinations in such litigation could result in the loss of the Company's proprietary rights, subject the Company to significant liabilities, require the Company to seek licenses from third parties or prevent the Company from selling its products, any of which could have a material adverse effect on the Company's business, operating results and financial condition.

Employees

  As of December 31, 1996, the Company had 104 employees, including 30 in sales and marketing, 22 in development, 18 in customer support and 34 in operations, administration and finance. None of the Company's employees is represented by a labor union or is subject to a collective bargaining agreement. The Company has never experienced a work stoppage and believes that its relations with its employees are good.

  In March 1997, Kenneth J. Tarolla, the Company's Vice President of Development since December 1994, resigned effective March 28, 1997. The company has begun a search for a replacement.

Item 2.                        Properties

  Expert leases and subleases approximately 33,000 square feet of office space in Coral Gables, Florida. A lease for 12,000 square feet of the Company's current office space expires on March 31, 1999, and subleases for the additional 21,000 square feet expire in August, 2000. The Company currently expects that these facilities will be sufficient for its needs at least through 1997.

Item 3.                     Legal Proceedings

  On October 21, 1996, the Company reported that it had settled litigation with David H. Goodman, the former Chairman and Chief Executive Officer of Swfte, and others. The original dispute involved the contingent purchase price pursuant to a certain Agreement and Plan of Merger among Expert, ES I Acquisition Corp., Swfte and the stockholders of Swfte, dated as of October 16, 1995. The suit, as well as counterclaims filed by Expert, were settled in the Court of Chancery, New Castle County, Delaware. The results for the third quarter ended September 1996 include expenses of $1.9 million for the settlement and related legal and associated costs.

Item 4.    Submission of Matters to a Vote of Security Holders

  None.

                                  PART II

Item 5.Market for Registrant's Common Equity and Related Stockholder Matters.

  The Company's common stock is traded on the Nasdaq National Stock Market under the symbol XPRT. On December 31, 1996, there were 83 holders of record of the Company's common stock, although the Company believes that the number of beneficial owners of its common stock as of that date was substantially greater. The Company does not currently pay dividends on its common stock and is generally restricted from paying dividends pursuant to the terms of its revolving credit agreement. The Company currently intends to retain its earnings for future growth and, therefore, does not anticipate paying any cash dividends in the foreseeable future.





                                            High     Low
                                           ------   ------
Fiscal Year Ended December 31, 1996
Fourth Quarter.........................     7-1/8    3-3/8
Third Quarter..........................     8-1/4        5
Second Quarter.........................    16-1/2    6-7/8
First Quarter..........................    14-3/4        8

Fiscal Year ending December 31, 1995
Fourth Quarter.........................    23-1/2   12-3/4
Third Quarter..........................    24-1/4   13-1/4
Second Quarter (Commencing April 11,
1995 ).................................    19-1/4   14-1/4

Item 6.                  Selected Financial Data

  The selected financial data set forth has been derived from the consolidated financial statements of the Company and the Predecessor. The pro forma combined statement of operations data for 1992 does not purport to represent what the Company's results of operations would have been if the 1992 Acquisition had actually occurred on January 1, 1992. The following selected financial data should be read in conjunction with the consolidated financial statements of the Company and the related notes.

                                         Pro
                       Pre-      The    Forma
                      decessor Company Combined        The Company
                       ------- ------- ------- -------------------------------
                                Period
                                 From
                               Inception
                       January  (October
                       1,1992   23,1992)
                       through  through        Years Ended December 31,
                       Oct.22  Dec.31  ---------------------------------------
                         1992    1992    1992    1993    1994    1995    1996
                       ------- ------- ------- ------- ------- ------- -------
                                  (in thousands, except per share data)
 Statement of Operations Data:
 Net sales............. $6,812  $1,795  $8,607 $12,555 $19,727 $27,638 $31,012
                       ------- ------- ------- ------- ------- ------- -------
 Operating costs and expenses:
   Cost of sales (1).... 3,304   1,073   4,377   9,352  8,066   10,121  16,420
   Marketing and sales.. 1,390     283   1,673   2,493  4,303    6,180   9,888
   General and
    administrative......   761     274   1,035   1,631  2,824    4,293  10,124
   Development..........   221      47     268     545  1,328    2,192   3,320
   Purchased research
    and development.....    --      --      --      --     --    8,392      --
   Loss on impairment
    of assets...........    --      --      --      --     --       --   5,700
   Amortization of
 non-compete agreement..    --      79      79     417    417      338     --
                       ------- ------- ------- ------- ------- ------- -------
                         5,676   1,756   7,432  14,438  16,938  31,516  45,452
                       ------- ------- ------- ------- ------- ------- -------
   Operating income
     (loss)............  1,136      39   1,175  (1,883)  2,789  (3,878)(14,440)
 Other income
 (expense), net........     --     (84)    (84)   (457)   (366)    369      92
                       ------- ------- ------- ------- ------- ------- -------
  Income  (loss)  before
   provision (benefit)
   for income taxes....  1,136     (45)  1,091  (2,340)  2,423  (3,509)(14,348)
 Provision (benefit)
 for income taxes......    421      --     421      --      90  (1,324) (4,067)
                       ------- ------- ------- ------- ------- ------- -------
   Net income (loss)... $  715  $  (45) $  670 $(2,340)$ 2,333 $(2,185)$(10,281)
                       ======= ======= ======= ======= ======= ======= =======

   Net income (loss) per
    share of common
     stock.............         $(.01)          $(.47)   $.38   $(.31) $(1.33)
                               =======         ======= ======= ======= =======
 Weighted average number
    of common stock and
    common stock equivalents
    outstanding........         5,294           5,294   5,795   7,153    7,750
                               =======         ======= ======= ======= =======



                                                     The Company
                                                     -----------
                                                     December 31,
                                       ---------------------------------------
                                         1992    1993    1994    1995    1996
                                       ------- ------- ------- ------- -------
                                                (in thousands)
 Balance Sheet Data:
   Working capital........                $811  $2,825  $5,283 $10,651  $5,076
   Total assets...........              10,419   7,762  10,682  29,069   9,077
   Subordinated debt......               2,225   2,357   2,200      --     --
   Total stockholders                      430  (2,042)    355  20,634  10,425
 equity (deficit).........

 ------------------------
(1) Includes amortization of software technology which amounted to $324,000 during the period from inception through December 31, 1992, $4,362,000 in 1993, $477,000 in 1994, $283,000 in 1995 and $404,000 in 1996.


Item 7.Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

  The Company designs, develops, markets and supports a broad line of high-quality, value-oriented consumer software products. The Company currently derives substantially all of its net sales from products sold to retailers and distributors. The Company's products are targeted for the consumer mass market. Expert products were first sold in 1989 by Softsync, Inc. ("Softsync"), a software company founded by Kenneth and Susan Currier to develop and market personal computer software for the home and small business market. In March 1990, the Curriers sold Softsync to Bloc Development Corporation ("Bloc"), although the Curriers continued to manage the Expert product line. In October 1992, the Company was formed by the Curriers and a group of investors, and the Company purchased substantially all of the software licenses and certain assets and business of the Expert Division of Softsync (the "Predecessor") from Bloc for approximately $8.4 million (the "1992 Acquisition").

  As technology and consumer preferences have changed, the Company has had to respond to these changes in a timely fashion. Starting in 1994, the Company experienced a significant increase in the sale of its CD-ROM products. CD-ROM products represented 3%, 19%, 46%, and 82% of gross sales in 1993, 1994, 1995 and 1996, respectively. The Company also experienced a significant shift in late 1993 to Windows-based products from DOS-based products. As a result of this shift, the Company recognized a write-down in 1993 of $2.6 million of the DOS-based software licenses acquired in the 1992 Acquisition.

  Net sales consist of gross sales net of allowances for returns, discounts and other adjustments. The Company adjusts its allowance for returns as it deems appropriate. The Company may accept substantial product returns or make other concessions to maintain its relationships with retailers and distributors and its access to distribution channels. If the Company chooses to accept product returns, some of that product may be defective, shelf-worn or damaged and may not therefore be salable in the ordinary course of business. At December 31, 1996, the Company's allowance for potential returns and doubtful accounts was $5.1 million. See Note 1 of Notes to the Company's Consolidated Financial Statements. There can be no assurance, however, that the Company will not experience significant returns, which could be greater than the Company's provision for returns or could have a material adverse affect on the Company's results of operations. In accordance with its policy, the Company will continue to reassess market conditions and adjust its provision for returns as it deems appropriate.

  Cost of sales consists primarily of product cost, freight charges, royalties to outside programmers and content providers, and an inventory provision for damaged and obsolete products. In addition, cost of sales includes amortization of software licenses acquired by the Company in connection with the 1992 Acquisition and the Swfte Acquisition. The Company currently licenses content and programs from outside providers and, from time to time, may seek to acquire the providers of such content or programs. Accordingly, the Company could have additional material amortization of software expense in future periods arising from software acquired in future acquisitions. Product costs consist of the costs to purchase the underlying materials and print both boxes and manuals, media costs (disks and CD-ROMs) and fulfillment (assembly and shipping).

  The Company's customer mix has changed as a result of certain customers being sold direct rather than through distributors, a broader customer base and increases in the Company's overall net sales. The relative percentage of net sales to the Company's major customers varies from year to year.

Acquisition

  On November 2, 1995, the Company acquired all of the capital stock of Swfte. Pursuant to the terms of the merger agreement, the purchase price was approximately $7.0 million in cash, subject to post-closing adjustments, and 320,630 unregistered shares of Expert Common Stock.

  The acquisition has been accounted for as a purchase. The Company expensed approximately $8.4 million, or approximately 65%, of the initial purchase price for Swfte as purchased research and development during the quarter ending December 31, 1995. Approximately $4.5 million of the initial purchase price for Swfte was recorded as intangible assets and is being amortized over two to two and one-half years. Such purchase price allocation was determined based on an independent appraisal, and related amortization was approximately $0.5 million and $0.3 million in 1996 and 1995, respectively. Additionally, approximately $3.5 million of such intangibles were written-off during 1996. See General and Loss on Impairment of Assets under "Comparison of Years Ended December 31, 1996 and 1995" below.

Results of Operations

  The following table sets forth, for the periods indicated, the percentages of net sales represented by each item reflected in the Company's statements of operations.

                                     Years Ended December 31,
                                  -----------------------------
                                    1996       1995      1994
                                  --------  --------  --------
   Net sales.....................   100.0%    100.0%    100.0%
   Operating costs and expenses:
     Cost of sales...............    52.9      36.6      40.9
     Marketing and sales.........    31.9      22.4      21.8
     General and administrative..    32.7      15.5      14.3
     Development.................    10.7       7.9       6.7
     Purchased research and
     development.................    --        30.4      --
     Loss on impairment of assets    18.4      --        --
     Amortization of non-compete
     agreement...................    --         1.2       2.2
                                  --------  --------  --------
                                    146.6     114.0      85.9
                                  --------  --------  --------
       Operating income (loss)...   (46.6)    (14.0)     14.1
                                  --------  --------  --------
     Other income (expense), net.     0.3       1.3      (1.9)
                                  --------  --------  --------

       Income (loss) before
       provision (benefit)
       for income taxes..........   (46.3)    (12.7)     12.2
     Provision (benefit) for
     income taxes................   (13.1)     (4.8)      0.4
                                  --------  --------  --------
       Net income (loss).........   (33.2)%    (7.9)%    11.8%
                                  ========  ========  ========

General

  Results of operations for 1996 were adversely impacted by certain charges recorded in the second and third quarters. Results for the second quarter ended June 30, 1996 were impacted significantly by a slowdown of sales at the retail level during the three months then ended; provisions for potential excess inventories of $2.6 million and a reduction in the estimated inventory value for product returned of $1.4 million; an increase in estimated product returns that exceeded expectations by $0.5 million; an increase in the provision for doubtful accounts of $1.0 million; and a loss on impairment of intangibles of $5.7 million in connection with the Swfte acquisition. The slowdown in retail sales resulted in the Company not meeting sales objectives, which contributed to excess inventories. In addition, the Company experienced temporary difficulties in the implementation of new management information systems which contributed to purchasing higher levels of inventory than were necessary in the normal course of business. Additionally, higher levels of returns resulted in increased inventory. Based on the foregoing, management determined that the value assigned to the returned goods should be lower than that assigned in prior periods, and reserves for potential excess inventories should be increased, causing an increase in the cost of sales.

  Additionally, the products obtained in the Swfte acquisition were selling at levels substantially below projected levels. Together with other developments which are described below under "Loss on Impairment of Intangibles", this led management to record a material loss on the impairment of the intangible assets arising from the Swfte acquisition. This loss includes additional reserves for returns and marketing allowances against the acquired accounts receivable, additional reserves against the acquired inventories, adjustments to fixed assets, and accruals for guaranteed royalty agreements entered into prior to the acquisition that are not expected to be recouped in the ordinary course of business. See the discussion at "Loss on Impairment of Intangibles" below for further information on these adjustments.

  Results for the third quarter ended September 30, 1996 were adversely affected by provisions of $1.9 million for the settlement of the Swfte litigation and related legal and associated costs, as well as the continued slowdown of sales at retail during that period. Management determined that, under the prevailing retail conditions, the Company could not operate profitably with the operating overhead then being incurred, and responded by reducing expenses, including, among other actions, reducing personnel significantly.

Comparison of Years Ended December 31, 1996 and 1995

  Net Sales. Net sales increased 12% to $31.0 million in 1996 from $27.6 million in 1995, due primarily to broader distribution of product, partially offset by lower average sales prices and increased provisions for potential returns. Average selling prices declined due to increased competition for shelf space at retail outlets. Provisions for potential returns increased primarily due to additional returns associated with the decline in sell-through of product at retail. International sales increased to 24% of net sales in 1996 from 15% of net sales in 1995 as the Company continued to broaden its international efforts by establishing more relationships with foreign publishers and distributors. CD-ROM products represented 82% of net sales in 1996 compared to 46% in 1995. Management expects CD-ROM products to remain the dominant media choice of most its customers. Average selling prices may continue to decline as the Company expands its distribution network, particularly in the mass merchandising channel. Returns of Swfte products are not likely to impact future operations as significantly as they did in 1996 as such inventory in the channel is lower than in 1995.

  Cost of Sales. Cost of sales increased to $16.4 million in 1996 from $10.1 million in 1995 and increased as a percentage of net sales to 52.9% from 36.6%. The increase in cost of sales was primarily attributable to increased unit sales volume and the charges for excess and obsolete inventory during the second quarter. In the second quarter of 1996, the Company's evaluation of the estimated inventory value for products returned from customers was changed and resulted in a $1.4 million charge to cost of sales. The Company's valuation reflects principally the impact of new product versions rendering older product versions obsolete or unsalable, the return of slow-moving products, and existing excess quantities of inventory. Such slow-moving products and products for which new versions have been released are difficult to sell through alternative channels. When the sales objectives for the June quarter were not achieved, an evaluation of inventories was performed and a valuation adjustment of $2.6 million was recorded, of which $1.2 million related to Swfte inventories acquired subsequent to the acquisition and $1.4 million of Expert brand inventories for which on hand quantities exceed expected future demand. Amortization expense associated with acquired software technology increased to $404,000 in 1996 from $259,000 in 1995. The Company expects cost of sales in future periods will decrease over 1996 levels due to the adverse impact on 1996 results of operations of the charges discussed above, and an anticipated decrease in media costs.

  Marketing and Sales. Marketing and sales expenses increased to $9.9 million in 1996 from $6.2 million in 1995 and increased as a percentage of net sales to 31.9% from 22.4%. The increase in dollar amount was primarily due to increased marketing activities to promote the Company's products and brand names, increased personnel and increased competition for shelf space in retail outlets. The Company intends to continue to launch new and innovative marketing promotions and to hire additional personnel as needed. As a result, the Company expects marketing and sales expenses to increase in dollar amount, and expects competition for shelf space to continue.

  General and Administrative. General and administrative expenses increased to $10.1 million in 1996 from $4.3 million in 1995 and increased as a percentage of net sales to 32.6% from 15.5%. These increases were primarily due to additional provisions for doubtful accounts of $1.3 million, the provision of $1.9 million during the third quarter related to the Swfte settlement, legal fees associated with the Swfte lawsuit and increased staff and associated overhead expenses. The Company anticipates that it will continue to incur risks for uncollectible accounts. The Company expects general and administrative expenses to decrease in 1997 as a result of the settlement of the Swfte litigation.

  Development. Development expenses increased to $3.3 million in 1996 from $2.2 million in 1995 and increased as a percentage of net sales to 10.7% from 7.9%. Development expenses include costs relating to product upgrades, new products development activities, quality control and expanded customer service support. The increase was principally due to additional staffing, mostly as a result of the acquisition of Swfte. During the fourth quarter of 1996, the Company reduced development personnel and did not renew the lease for the facilities previously occupied by Swfte, which will help to contain development expenses in future periods. The Company currently believes that the steps taken to reduce development expenses in 1996 will be offset by additional costs to develop new brands and titles, including the development of products to take advantage of the Internet and other on-line capabilities.

   Loss on Impairment of Assets. During the three months ended June 30, 1996, management reevaluated the carrying value of the intangible assets recorded in connection with the November 1995 acquisition of Swfte. These intangible assets consisted of acquired software technology, a license agreement to use the Bicycle(R) brand name in certain card game software, the assembled workforce acquired, and Swfte's customer list. This reevaluation of the intangible assets was necessitated by management's determination based on recent results of operations that the expected sales and cash flows from the acquired assets would be substantially lower than had been previously expected by management.

   The acquired Swfte products originally projected to generate the most significant sales and cash flows sold at substantially lower than expected rates in 1996. Certain of those titles now face new competition from other publishers, which has taken market share away from those titles. In particular, the card games category has become more competitive as a result of recent marketing efforts by Sierra On Line, and others. Additionally, certain other acquired titles were released shortly before the acquisition of Swfte. Based on low sales rates, some retailers discontinued certain of these new titles and management has determined their expected future sales to be minimal.

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

   Lower than expected acceptance of the acquired products, together with the terminations resulting from closing the Swfte facilities in Delaware to consolidate all operations at the Company's headquarters in Florida, caused management to write-off the value originally ascribed to the workforce in place.

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

     Interest Income (Expense). Net interest income decreased to $92,000 in 1996 from $370,000 in 1995, due primarily to reduced balances of interest-bearing assets.

     Tax Provision (Benefit). The benefit for income taxes increased to $(4.1) million in 1996 from $(1.3) million in 1995, due primarily to increased operating losses. The benefit for income taxes in 1996 also reflects an increase in the valuation allowance for deferred tax assets of $2.5 million, which reduced the benefit by $0.9 million compared to the expected benefit computed at the statutory federal income tax rate.

Comparison of Years Ended December 31, 1995 and 1994

  Net Sales. Net sales increased 40% to $27.6 million in 1995 from $19.7 million 1994, due primarily to increased sales of CD-ROM products and broader distribution, as well as sales of Swfte products in November and December 1995. CD-ROM products represented 46% in 1995 compared to 23% of net sales in 1994. International sales increased to 15% of net sales in the fiscal year ended 1995 from 7% of net sales in 1994 as the Company continued to broaden its international efforts by establishing relationships with foreign publishers and distributors. To a lesser degree, sales improved as the result of the introduction of a children's educational line of products.

  Cost of Sales. Cost of sales increased to $10.1 million in 1995 from $8.1 million in 1994 and decreased as a percentage of net sales to 36.6% from 40.9%. The increase in the dollar amount of cost of sales was primarily attributable to increased unit sales volume. The decrease as a percentage of net sales was principally attributable to a decrease in amortization expense associated with acquired software technology. Such amortization expense decreased to $259,000 in 1995 from $477,000 in 1994. The percentage decrease in cost of sales was also attributable to lower per unit component costs due to higher volume purchases to meet higher unit sales volumes, as well as lower media costs. Additionally, conversion of manuals and catalogs to CD-ROM has contributed to cost savings by reducing printing costs. Amortization of acquired software technology related to the Swfte Acquisition included in costs of sales was $237,000 in 1995.

  Marketing and Sales. Marketing and sales expenses increased to $6.2 million in 1995 from $4.3 million in 1994 and increased as a percentage of net sales to 22.4% from 21.8%. The increase in dollar amount was primarily due to increased marketing activities to promote the Company's products and brand names, increased personnel and increased "in-store promotions" in retail outlets. The Company intends to continue to launch new and innovative marketing promotions and to hire additional personnel as needed. As a result, the Company expects marketing and sales expenses to increase in dollar amount.

  General and Administrative. General and administrative expenses increased to $4.3 million in 1995 from $2.8 million in 1994 and increased as a percentage of net sales to 15.5% from 14.3%. These increases were primarily due to the write-off of expenses associated with a public offering of securities which was not consummated and legal fees associated with the lawsuit concerning the Swfte Acquisition. Additionally, increased staff and associated overhead expenses necessary to manage and support the Company's growth contributed to the increase in expenses. As the Company continues to grow, staff and associated overhead will increase proportionally.

  Development. Development expenses increased to $2.2 million in 1995 from $1.3 million in 1994 and increased as a percentage of net sales to 7.9% from 6.7%. Development expenses include increased costs relating to product upgrades, new products development activities, quality control and expanded customer service support. The increase also reflects increased staffing mostly as a result of the acquisition of Swfte. In addition, in 1995 the Company used an outside customer support service to supplement its inside customer support during peak times.

  Purchased Research and Development. Purchased research and development of $8.4 million in 1995 represents the immediate write-off of the fair value of incomplete research and development projects at Swfte at the time of acquisition. These projects had not reached technological feasibility as defined by SFAS No. 86. The fair value was determined by an independent appraisal and is based on acceptable valuation techniques. The write-off of this amount during the quarter ended December 31, 1995 resulted in a loss for the quarter and the year then ended. To the extent the Company acquires new technologies or businesses, such acquisitions may entail additional write-offs of acquired research and development in the future.

  Amortization of Non-Compete Agreement. Amortization expenses decreased to $338,000 in 1995 from $416,000 in 1994. In February 1995, the Company released Bloc from the remaining nine month term under the non-compete agreement as part of a general settlement of the parties' obligations relating to the 1992 Acquisition and, as a result, the remaining net book value of the non-compete agreement was expensed in the first quarter of 1995.

  Interest Income (Expense). Interest changed to income of $370,000 in 1995 from an expense of $366,000 in 1994. In February 1995, the Company prepaid $500,000 in subordinated debt, thereby eliminating interest on this portion of its subordinated indebtedness. In connection with the Company's initial public offering in April 1995, the remainder of the subordinated indebtedness of $3.9 million was repaid, eliminating that interest expense going forward. The 1995 interest income was derived from the investment of the excess proceeds from the Company's initial public offering as well as cash provided from operations.

  Tax Provision (Benefit). The provision for income taxes in 1994 was $91,000 resulting in an effective tax rate of 3.7%, which reflected the benefit of a reduction of $885,000 in the Company's valuation allowance for deferred taxes. For 1995, the Company recorded a tax benefit from income taxes of $1.3 million, resulting from the write-off of incomplete purchased research and development from the Swfte Acquisition. For information regarding certain tax aspects of the Swfte Acquisition, see "Recent Acquisition" above.

Quarterly Results of Operations

  The following tables set forth certain unaudited financial data for the Company's eight most recent financial quarters, as well as such data expressed as a percentage of the Company's net sales. This data has been derived from unaudited financial statements that, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and the charges recorded in the second and third quarters of 1996 discussed above) necessary for a fair presentation of such quarterly information when read in conjunction with the Company's Consolidated Financial Statements and the related Notes thereto included in Item 8. The operating results for any quarter are not necessarily indicative of results for any future period.

                                          Three Months Ended
                        --------------------------------------------------------
                          Dec.  Sept.  June   March   Dec.  Sept.  June    March
                         1996   1996   1996   1996    1995   1995   1995   1995
                        ------ ------ ------ ------- ------ ------ ------ ------
  Net sales............$8,234 $6,401  $6,354 $10,383 $8,784 $7,126 $5,771 $5,956
                       ------ ------  ------ ------- ------ ------ ------ ------
  Operating costs and
  expenses:
    Cost of sales.......3,268  2,408   6,851   3,893  3,216  2,564  2,141  2,200
    Marketing and sales.2,443  2,150   2,632   2,663  2,090  1,565  1,194  1,331
    General and
     administrative.....1,389  3,953   3,029   1,753  1,651    973    894    775
    Development.........  592    978     890     860    691    497    509    495
    Purchased research and
     development.........  --     --     --      --   8,392     --     --     --
    Loss on impairment of
     assets..............  --     --  5,700      --      --     --     --     --
    Amortization of
  non-compete agreement..  --     --     --      --      --     --     --    338
                       ------ ------  ------ ------- ------ ------ ------ ------
                        7,692  9,489  19,102  9,169  16,040  5,599  4,738  5,139
                       ------ ------  ------ ------- ------ ------ ------ ------
  Operating income(loss)  542 (3,448)(12,748) 1,214   7,256   1,527  1,034   817
  Other(expense)income,
      net..............     3     20      29     40     122     197    122  (72)
                       ------ ------  ------ ------- ------ ------ ------ ------
    Income (loss) before
    provision (benefit)
    for income taxes... . 545 (3,428) (12,719) 1,254 (7,134)  1,724  1,156   745

  Provision (benefit) for
    income taxes........  202     --   (4,727)   459 (2,543)    536    404   279
                       ------ ------  ------ ------- ------ ------ ------ ------
    Net income (loss)... $343$(3,428) $(7,992)  $795$(4,591) $1,188   $752  $466
                       ====== ======  ======= ====== ====== ====== ====== ======
  Net income (loss) per
  share of common
  stock................. $.04  $(.46) $(1.07)  $.10  $(.62)  $.15   $.10   $.07
                       ======= ====== ======= ====== ====== ====== ====== ======

  As a Percentage of Net Sales:
  Net sales              100%   100%    100%    100%   100%  100%   100%   100%
  Operating costs and
  expenses:
    Cost of sales.......  40     37     108      38     37    36     37     37
    Marketing and sales.  30     34      41      26     24    22     21     22
    General and
     administrative.....  17     62      48      17     19    14     15     13
    Development.........   7     15      14       8      8     7      9      8
    Purchased research and
     development........   --    --      --      --     95    --     --     --
    Loss on impairment of
     assets.............   --    --      90      --     --    --     --     --
    Amortization of
     non-compete agreement --    --      --      --     --    --     --      6
                       ------- ------ ------ ------- ------ ------ ------ ------
                          93    148     301      88    183    79     82     86
                       ------- ------ ------ ------- ------ ------ ------ ------
    Operating income....   7    (54)   (201)     12    (83)   21     18     14
  Other (expense) income,
     net................  --     --      --      --      2     3      2     (1)
                       ------- ------ ------ ------- ------ ------ ------ ------
    Income before provision
    (benefit) for income
      taxes.............   7    (54)   (200)     12    (81)   24     20     13
  Provision (benefit) for
   income taxes........    3     --     (74)      4    (29)    7      7      5
                       ------- ------ ------ ------- ------ ------ ------ ------
  Net income (loss)....  4.2%   (54)%  (126)%    8%    (52)%  17%    13%     8%
                       ======= ====== ======= ====== ====== ====== ====== ======

  The Company has experienced, and may continue to experience, fluctuations in operating results due to a variety of factors, including, but not limited to market acceptance of the Company's products and those of its competitors, development and promotional expenses, new versions of existing products or operating systems, product returns, acquisitions of new businesses by the Company and related charges and write-offs, and those items included in "Factors Affecting Future Operating Results" discussed below. The Company's expense levels are based, in part, on its expectations as to future sales and, as a result, operating results would be disproportionately affected by a reduction in sales or a failure to meet the Company's sales expectations.

  The consumer software business is seasonal. Typically, net sales are the highest during the fourth calendar quarter and decline sequentially in the first and second calendar quarters. The seasonal pattern is due primarily to the increased demand for consumer software during the year-end holiday buying season. The Company expects its net sales and operating results to continue to reflect seasonality.

Liquidity and Capital Resources

  Over the last year, the Company has experienced a reduction in its stockholders' equity, working capital and ratio of current assets to current liabilities, primarily as a result of net losses realized during that period. Management has responded by reducing expenses, including, among other actions, reducing personnel significantly. With these actions and the continuation of the Company's revolving line of credit, management believes that it has adequate financial resources for its planned operations through 1997. Longer term, management believes that its expense reduction efforts, together with anticipated revenue increases, should return the Company to profitability and provide for positive cash flow to fund future operations.

  As of December 31, 1996, the Company had $5.1 million in working capital, including $3.0 million in cash. To date, the Company has not invested in any financial instruments that involve a high level of complexity or risk. Net cash used by operating activities was $(3.5) million for the year ended December 31, 1996. Net cash provided by investing activities was $5.5 million, primarily due to the maturity and sales of marketable securities, offset by purchases of property and equipment.

  The Company believes that cash generated by operations may be affected by an increase in working capital requirements as it continues to expand operations. In response to such growth in working capital requirements, the Company entered into a two-year, $5.0 million unsecured revolving line of credit in May 1996. Availability under the line is based on an advance rate applied to eligible receivables and the maintenance of certain financial ratios. As a result of the Company's performance in the second and third quarters, the Company was no longer in compliance with the original financial ratios under its revolving line of credit. Amendments to the line of credit were entered into, modifying the financial ratios to reflect its year to date results of operations and granting a security interest in the Company's assets. There can be no assurance that the Company's results of operations will continue to be in compliance with the line of credit covenants which, among other things, prohibit two consecutive quarterly losses commencing with the third quarter of 1996, or that the line of credit would be otherwise available to the Company. To date, there have been no borrowings under the line of credit.

    The Company's federal tax filings with respect to the year ended December 31, 1992 and subsequent years are presently being reviewed by the Internal Revenue Service ("IRS"). The IRS has questioned the allocation of the purchase price made by the Company in connection with the acquisition of assets and business of the Predecessor from Bloc in October 1992, and related amortization and other deductions with respect to the acquired assets. The IRS has not proposed any assessment from their review, but it is expected to conclude its audit in the near future and has indicated that it intends to propose adjustments to the Company's federal income tax returns claiming additional tax due. At this time, it is not possible to quantify the amount of additional taxes the IRS will claim are due. There can be no assurance that the Company will prevail in its position, or that the appeals, if any, and final resolution of any IRS claims will not have a material adverse impact on the Company's liquidity, financial position, or results of operations. See Note 13 of Notes to the Company's Consolidated Financial Statements at Item 8.

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

Factors Affecting Future Operating Results

  This Form 10-K  contains  forward-looking  statements  within  the  meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from its historical operating results and from those set forth in the forward-looking statements and may fluctuate between operating periods. Factors that might cause such a differences and fluctuations include, without limitation, the following: the size and rate of growth of the consumer software market, consolidation of the software industry among both customers and competitors, market acceptance of the Company's products and those of its competitors, competitors' marketing strategies and promotions, development and promotional expenses relating to the introduction of new products, new versions of existing products or new operating systems, evolving distribution channels, the growth in popularity of the Internet and other new technologies which could impact the distribution and purchase of software, product returns, acquisitions of new businesses by the Company and related charges and write-offs, the collectibility of accounts receivable, changes in pricing policies by the Company and its competitors, the accuracy of retailers' forecasts of consumer demand, competition for retail space, consumer confidence, the timing of the receipt of orders from major customers, account cancellations or delays in shipment, future cash flow and working capital requirements, payment of the Company's obligations under the settlement of the litigation with the former owners of Swfte, implementation and expansion of the Company's systems and operations to accommodate the Company's anticipated future revenues, the outcome of current and future examinations by taxing authorities, and other factors. In addition, the consumer software business is seasonal due primarily to the increased demand for consumer software during the year-end holiday buying season. Further, a significant portion of sales within a quarter is typically not realized until late in that quarter. As a result, it may be difficult for the Company to predict its net sales for the quarter or to quickly adapt its spending levels within a quarter to reflect changes in demand for its products. The market price of the Company's Common Stock has been, and in the future will likely be, subject to significant fluctuations in response to variations in quarterly operating results and other factors, such as announcements of technological innovations or new products by the Company or its competitors, or other events.






Item 8. Consolidated Financial Statements and Supplementary Data



                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                    Page

Report of Independent Certified Public Accountants.................   20

Consolidated  Balance  Sheets as of December  31, 1996 and December
31, 1995...........................................................   21

Consolidated  Statements of Operations for the Years Ended December
31, 1996, 1995 and 1994............................................   22

Consolidated  Statements  of  Stockholders'  Equity  for the  Years
Ended December 31, 1996, 1995 and 1994.............................   23

Consolidated  Statements of Cash Flows for the Years Ended December
31, 1996, 1995 and 1994............................................   24

Notes to Consolidated Financial Statements.........................   26

            REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





To the Stockholders of
  Expert Software, Inc.:

  We have audited the accompanying consolidated balance sheets of Expert Software, Inc. (a Delaware corporation) as of December 31, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Expert Software, Inc., as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.




ARTHUR ANDERSEN LLP

Miami, Florida,
  February 12, 1997.


                           EXPERT SOFTWARE, INC.
                        CONSOLIDATED BALANCE SHEETS
                        December 31, 1996 and 1995
                     (in thousands, except share data)

                                                         1996     1995
                                                       --------  -------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents...........................   $2,959    $ 912
  Marketable securities...............................       --    6,222
  Accounts receivable, net............................    3,775    6,570
  Income taxes receivable.............................    2,397       --
  Inventories.........................................    1,256    3,962
  Prepaid expenses....................................      425      504
  Deferred income taxes...............................    2,616      807
                                                        -------  -------
   Total current assets...............................   13,428   18,977

PROPERTY AND EQUIPMENT, net...........................    1,897    2,575

ACQUIRED SOFTWARE TECHNOLOGY, net.....................      163    3,575
ACQUIRED INTANGIBLES, net of accumulated amortization
of $55 in 1995........................................       --      608
DEFERRED INCOME TAXES.................................    3,586    3,295
OTHER ASSETS..........................................        3       39
                                                        -------  -------
   Total assets.......................................  $19,077  $29,069
                                                        =======  =======


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable....................................   $3,226   $2,581
  Accrued expenses....................................    5,038    5,745
  Current portion of capital lease obligations........       88       95
                                                        -------  -------
   Total current liabilities..........................    8,352    8,421
                                                        -------  -------

NONCURRENT LIABILITIES................................      300       14
                                                        -------  -------

COMMITMENTS and CONTINGENCIES (Note 13)

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 1,000,000 shares
   authorized; 975,000 shares undesignated,
   25,000 shares designated as Series A Junior
Participating Cumulative; none outstanding............      --      --
  Common stock, $.01 par value, 30,000,000 shares
   authorized; 7,507,804 and 7,470,451 shares issued
   and outstanding in 1996 and 1995, respectively.....       75       75
  Additional paid-in capital..........................   23,198   23,126
  Accumulated deficit.................................  (12,848)  (2,567)
                                                        -------  -------

   Total stockholders' equity.........................   10,425   20,634
                                                        -------  -------
   Total liabilities and stockholders' equity.........  $19,077  $29,069
                                                        =======  =======






           The accompanying notes to consolidated financial statements are an integral part of these balance sheets.


                           EXPERT SOFTWARE, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share data)

                                      Years Ended December 31,
                                  -------------------------------
                                     1996       1995       1994
                                  ---------  ---------  ---------

  NET SALES....................... $31,012    $27,638    $19,727
                                  ---------  ---------  ---------
  OPERATING COSTS AND EXPENSES:
    Cost of sales.................  16,420     10,121      8,066
    Marketing and sales...........   9,888      6,180      4,303
    General and administrative....  10,124      4,293      2,824
    Development...................   3,320      2,192      1,328
    Purchased research and
     development..................      --      8,392         --
    Loss on impairment of assets..   5,700         --         --
    Amortization of non-compete
     agreement....................      --        338        417
                                  ---------  ---------  ---------
                                    45,452     31,516     16,938
                                  ---------  ---------  ---------
    Operating income (loss)....... (14,440)    (3,878)     2,789
                                  ---------  ---------  ---------

  OTHER INCOME (EXPENSE):
    Interest expense..............     (26)      (121)      (450)
    Interest income...............     118        490         84
                                  ---------  ---------  ---------
                                        92        369       (366)
                                  ---------  ---------  ---------

    Income (loss) before
     provision (benefit)
     for income taxes......        (14,348)    (3,509)     2,423


  PROVISION (BENEFIT)FOR INCOME
  TAXES                             (4,067)    (1,324)        90
                                  ---------  ---------  ---------
    Net income (loss)............ $(10,281)   $(2,185)     2,333
                                  =========  =========  =========

  Net income (loss) per share of
   common stock..................  $ (1.33)   $  (.31)  $   .38
                                  =========  =========  =========
  Weighted average number of
   common stock and common stock
   equivalents outstanding........   7,750      7,153      5,795
                                  =========  =========  =========








   The accompanying notes to consolidated financial statements are an integral part of these statements.



                           EXPERT SOFTWARE, INC.
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     (in thousands, except share data)

                                Common Stock   Additional
                               -------------    Paid-in    Accumulated
                               Shares  Amount   Capital     Deficit      Total
                              -------- ------ ----------- ------------ --------

    Balance, Dec. 31,1993.....5,000,000   $50     $450      $(2,542)   $(2,042)
     Dividends on redeemable
      preferred stock.........       --    --       --         (132)      (132)
     Issuance of common stock in
      connection with exercise
      of stock options........  313,193     3       28            --        31
     Compensation expense on
      stock option grants.....       --    --      165            --       165
     Net income...............       --    --       --         2,333     2,333
                              ---------  ----  -------     ---------   -------
    Balance, Dec. 31,1994.....5,313,193    53      643          (341)      355
    Dividends on  redeemable
     preferred stock..........       --    --       --           (41)      (41)
    Initial public offering of
     common stock.............1,700,000    17   18,955           --     18,972
    Costs associated with
     issuance of common stock.       --    --   (1,017)          --     (1,017)
    Issuance of common stock in
     connection with exercise of
     stock options............  136,628     2       30           --         32
    Issuance of common stock in
     connection with Swfte
     acquisition..............  320,630     3    4,388           --      4,391
    Tax benefit related to the
     exercise of stock options       --    --      127           --        127
    Net loss..................       --    --      --         (2,185)   (2,185)
                              ---------  ----  -------     ---------   -------
    Balance, Dec.31,1995..... 7,470,451    75   23,126        (2,567)   20,634
    Issuance of common stock in
     connection with exercise of
     stock options............   37,353    --       65           --        65
    Compensation expense on stock
     option grants............       --    --        7           --         7
    Net loss..................       --    --       --       (10,281)  (10,281)
                              ---------  ----  -------     ---------   -------
    Balance, Dec.31,1996......7,507,804   $75  $23,198       $12,848)  $10,425
                              =========  ====  =======     =========   =======










   The accompanying notes to consolidated financial statements are an integral part of these statements.


                           EXPERT SOFTWARE, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands)


                                                Years Ended December 31,
                                             -----------------------------
                                                1996      1995      1994
                                             --------- --------- ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)............................$(10,281)  $(2,185)   $2,333
Adjustments to reconcile net income (loss)
to net cash  provided  by (used in)  operating
activities:
  Depreciation of property and equipment.....   1,105       496       245
  Amortization of acquired software technology    544       283       477
  Amortization of acquired intangibles.......      --        55        --
  Amortization of non-compete agreement......      --       338       417
  Compensation expense on stock option grants       7        --       164
  Loss on impairment of assets...............   5,700        --        --
  Purchased research and development.........      --     8,392        --
  Deferred income tax benefit................  (2,100)   (3,583)     (228)
  Loss on disposition of equipment...........      --         --       21
Changes in net assets and liabilities :
  (Increase) decrease in accounts receivable.   1,899    (1,901)      (98)
  (Increase) decrease in income taxes
    receivable...............................  (2,397)       --        --
  (Increase) decrease in inventories.........   2,556    (1,759)     (741)
  (Increase) decrease in prepaid expenses....     (31)     (124)      116
  (Increase) decrease in other assets........      10        (1)       35
  Increase (decrease) in accounts payable....     405       (28)       78
  Increase in accrued expenses...............     934       644       644
  Increase (decrease) in income taxes payable  (2,125)    2,270        --
  Increase in noncurrent liabilities.........     300        --        --
                                             --------- --------- ---------
    Net cash provided by (used in) operating
     activities..............................  (3,474)    2,897     3,463
                                             --------- --------- ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment.........    (644)   (1,681)     (881)
  Purchases of marketable securities.........      --    17,915)       --
  Maturities and sales of marketable
   securities................................   6,222    11,693        --
  Cash used for acquisition, net of cash
   acquired of $187..........................      --    (7,674)       --
                                             --------- --------- ---------
    Net cash provided by (used in) investing
     activities..............................   5,578   (15,577)     (881)
                                             --------- --------- ---------



                               (Continued)








                           EXPERT SOFTWARE, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands)

                                (Continued)



                                               Years Ended December 31,
                                              --------------------------
                                                1996     1995     1994
                                              -------- -------- --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock......     --   18,972       31
  Costs  associated  with  issuance  of  common
  stock........................................    --   (1,017)      --
  Stock options exercised.....................     65        32      --
  Payment of  subordinated  debt to related and
   unrelated parties..........................     --   (4,400)      --
  Payment for redeemable preferred stock......     --   (2,200)      --
  Payments on note payable....................     --   (1,304)      --
  Payments on capital lease obligation........   (122)      (3)      --
  Dividends paid on redeemable preferred stock     --      (41)    (288)
                                              -------- -------- --------
    Net cash provided by (used in) financing
     activities...............................    (57)   10,039    (257)
                                              -------- -------- --------
    Net increase (decrease) in cash and
     equivalents..............................  2,047    (2,641)   2,325
CASH AND EQUIVALENTS, beginning of period.....    912     3,553    1,228
                                              -------- -------- --------

CASH AND EQUIVALENTS, end of period...........  $2,959     $912   $3,553
                                              ======== ======== ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION :
  Cash paid during the period for interest....     $26     $124     $913
                                              ======== ======== ========
  Cash paid during the period for income taxes  $2,555     $139      --
                                              ======== ======== ========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
AND FINANCING ACTIVITIES:
  On November 2, 1995 the Company purchased
   all of the capital stock
   of Swfte  International, Ltd. In connection
   with the acquisition, the
   following non cash transactions occurred:
  Fair value of assets acquired...............     --   $15,320      --
  Liabilities assumed.........................     --    (3,255)     --
  Issuance of common stock....................     --    (4,391)     --
                                              -------- -------- --------
  Cash paid for acquisition and direct costs.      --     7,674      --
                                              ======== ======== ========

  Fixed assets obtained under capital leases..   $102       --       --
                                              ======== ======== ========





   The accompanying notes to consolidated financial statements are an integral part of these statements.

                           EXPERT SOFTWARE, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1996 and 1995

1.  OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:

The Organization --

    Expert Software, Inc. (the "Company") publishes and distributes computer software under the "Expert" trade name. The Company's products address a broad range of consumer interest and everyday tasks for the productivity, lifestyle, small office/home office, entertainment and education market categories. The Company's titles are primarily available on the Windows operating system, and substantially all are available on CD-ROM. The Company sells its products directly to retailers, as well as to distributors.

Principles of Consolidation --

    The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Swfte International, Ltd. ("Swfte") and ES International, Inc. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates --

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Financial Instruments --

    The carrying amounts of cash and cash equivalents, marketable securities, accounts receivable, accounts payable and accrued expenses reflected in the consolidated financial statements approximate fair value.

Cash Equivalents --

    The Company considers all highly liquid investment instruments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents include investments in repurchase agreements and tax-exempt bond instruments.

Marketable Securities --

    Marketable securities consist of investment grade municipal and tax free bonds and tax exempt money market funds. The Company accounts for marketable securities in accordance with Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and accordingly, all such instruments are classified as "available for sale" securities which are reported at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity, net of taxes. At December 31, 1995, the cost of such instruments approximated fair value.

Accounts Receivable --

    Accounts receivable are principally from retailers and distributors of the Company's products. The Company performs periodic credit evaluations of its customers and maintains allowances for potential credit losses and potential returns of $5,061,000 and $1,659,000 at December 31, 1996 and 1995,
respectively.

    The Company's customers are invoiced upon shipment, at which time a provision is recorded for expected future returns. The Company estimates returns based on management's evaluation of historical experience and current industry trends and charges such estimates against gross revenues. The Company is subject to rapid changes in technology and shifts in consumer demand which could result in product returns in the near term that are materially different than the Company's reserves at December 31, 1996.

    Sales to the Company's customers which represented 10% or more of gross sales less actual returns in any of the periods shown below are as follows:


                                Years Ended December 31,
                             -----------------------------
                               1996      1995       1994
                             --------  --------   --------
      Customer A...........    19.6%     11.6%       8.8%
      Customer B...........    10.4      14.4       14.6
      Customer C...........     7.8      11.3        8.4
      Customer D...........     5.8       1.3       14.6
      Customer E...........     5.1       3.6       10.4


    The three major customers at December 31, 1996 and 1995 also account for 25.6% and 36.2% of gross outstanding accounts receivable at December 31, 1996 and 1995, respectively.

Inventories --

    Inventories, which consist primarily of software media, manuals and related packaging materials, are stated at the lower of cost or market with cost determined on a first-in, first-out ("FIFO") basis. Management performs periodic assessments to determine the existence of obsolete, slow-moving and nonsalable inventories and records necessary provisions to reduce such inventories to net realizable value.

    During the years ended December 31, 1996 and 1995 the Company had one supplier which accounted for approximately 32.8% and 26.4%, respectively, of total purchases.

Property and Equipment --

    Property and equipment are stated at cost less accumulated depreciation. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets. Depreciation expense includes the amortization of capital lease assets.

    Maintenance and repairs are charged to expense when incurred; betterments are capitalized. Upon the sale or retirement of assets, the cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized currently.

Revenue Recognition --

    Sales are recognized at the time the product is shipped, net of allowances for returns, in accordance with the provisions of the AICPA Statement of Position 91-1, "Software Revenue Recognition." While the Company has no other obligation to perform future services subsequent to shipment, the Company provides telephone customer support as an accommodation to purchasers of its products as a means of fostering customer loyalty. Costs associated with this effort are insignificant and immaterial to the financial statements, and accordingly, are expensed as incurred.

Amortization --

      Acquired software technology related to the 1995 acquisition of Swfte discussed in Note 2 represents the fair value of certain software technology and licenses acquired. The recorded value of $3,835,000 was based on independent appraisal and was being amortized on a straight-line basis over two to two and one-half years, the anticipated period of benefit. As discussed in Note 2, a loss on impairment of these intangibles was recorded during the second quarter of 1996. Additionally, amortization of $459,000 on these assets was recorded during 1996. Accumulated amortization on such acquired software technology totaled $3,672,000 and $260,000 at December 31, 1996 and 1995, respectively.

Royalties --

    Royalties are accrued based on net sales pursuant to agreements with external software developers of software products published by the Company. Royalty costs, which are included in cost of sales, were $2,715,000, $2,575, 000 and $1,960, 000 during the years ended December 31, 1996, 1995 and 1994, respectively.


Software Development Costs --

    In accordance with Statement of Financial Accounting Standards No. 86 ("SFAS 86"), Accounting for the Cost of Capitalized Software to be Sold, Leased or Otherwise Marketed, the Company examines its software development costs after technological feasibility has been established to determine the amount of capitalization that is required. For all periods presented herein, software development costs incurred subsequent to the establishment of technological feasibility have been immaterial and therefore expensed as incurred.

Stock-Based Compensation --

    Beginning in 1996, the Company implemented the provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation, in accounting for stock-based transactions with non-employees and accordingly records compensation expense in the consolidated statements of operations for such transactions. The Company continues to apply the provisions of APB 25 for transactions with employees, as permitted by SFAS 123.

Income Taxes --

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

    Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Current income tax expense represents the tax payable for the period. The deferred income tax expense (benefit) represents the change during the period in the balance of deferred taxes.

Net Income (Loss) Per Share of Common Stock --

    Net income (loss) per share of common stock is determined by deducting preferred dividends from net income for the years ended December 31, 1996, 1995 and 1994 of $0, $41,000 and $132,000, respectively, in order to determine net income attributable to common stockholders. This amount is divided by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding, after applying the treasury stock method. For periods in which the Company reports a net loss, common stock equivalents do not include stock options as their effect would be antidilutive. Primary and fully diluted net income (loss) per share are the same for all periods presented.

    For the period prior to the effective date of the Company's initial public offering ("IPO") of common stock discussed in Note 9, common share equivalents include the impact of the issuance of options within one year of the IPO, at exercise prices less than the assumed IPO price whether or not the effects are antidilutive.

2.  ACQUISITION AND LOSS ON IMPAIRMENT OF ASSETS:

    In November 1995, the Company acquired all of the outstanding common stock of Swfte International, Ltd., a developer of consumer software for the education and entertainment markets. Total consideration paid was $7.0 million in cash, subject to post-closing adjustments, and 320,630 unregistered shares of the Company's common stock which were independently valued at approximately $4.4 million. Additionally, the Company assumed $1.3 million of Swfte's bank debt which was repaid by the Company subsequent to the consummation of the transaction.

    The acquisition of Swfte was accounted for using the purchase method of accounting and, accordingly, the results of Swfte since November 2, 1995 are included in the accompanying consolidated statements of operations. Based on an independent appraisal, of the excess of purchase price over the fair value of the net assets acquired, approximately $8.4 million or approximately 65% of the purchase price was expensed during the Company's 1995 fourth quarter as incomplete purchased research and development projects that had not reached technological feasibility as defined by SFAS No. 86.

    Swfte assets and liabilities are included in the accompanying consolidated balance sheets at values representing an allocation of the purchase price, adjusted in 1996 for the impairment of these assets discussed below.

    The aggregate purchase price was allocated based upon the fair value of the tangible and intangible assets and the liabilities acquired, summarized as follows (in thousands):

      Current assets............  $1,952
      Equipment.................     478
      Purchased research and
      development...............   8,392
      Acquired intangibles......   4,498
      Current liabilities.......  (1,951)
      Notes payable.............  (1,304)
                                 -------
      Total cost of
      acquisition............... $12,065
                                 =======

    The following summarized, unaudited pro forma results of operations for the years ended December 31, 1995 and 1994 assume the acquisition occurred as of the beginning of the respective periods (dollars in thousands, except per share amounts):

                                   1995     1994
                                 -------- --------
      Net sales..................$36,637  $25,177
      Net income.................  3,116    1,031
      Net income per common share   0.41     0.17

    This pro forma information has been prepared for comparative purposes only and does not purport to be indicative of the results that actually would have been achieved if the operations had been combined during the periods presented and is not intended to be a projection of future results.

    During the second quarter of 1996, management reevaluated the carrying value of the intangible assets recorded in connection with the acquisition of Swfte. This reevalution was necessitated by management's determination based on recent results of operations that the expected sales and cash flows from the acquired assets would be substantially lower than had been previously expected by management. Since these factors were not expected to be short-term or temporary in nature, the carrying value of the intangible assets was reduced by $3,478,000 in accordance with Statement of Financial Accounting Standards No. 121 ("SFAS 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Management also determined that the lower demand for the acquired products and claims from customers arising during 1996 for pre-acquisition cooperative marketing and price protection credits required an additional provision for returns of $1,065,000 higher than originally provided on the acquired accounts receivable; and a provision for reserves $150,000 higher than originally provided on the acquired inventories. The lower than expected sales and higher than expected returns levels on the acquired products indicate that the minimum royalties will not be recouped in the ordinary course of business and $339,000 of such royalties were accrued as part of the loss on impairment of intangibles during the second quarter. Similarly, losses totaling $668,000 on fixed assets and certain other assets determined to have lower values than originally assigned were accrued as part of the loss on impairment of intangibles as of June 30, 1996. Such losses totaled $5,700,000 and are reflected as "Loss on impairment of assets" in the accompanying consolidated statements of operations.

3.  INVENTORIES:

    Inventories consisted of the following at December 31 (in thousands):

                                            1996      1995
                                          --------  --------
      Finished goods......................  $1,101   $2,699
      Raw materials.......................     155    1,263
                                          ========  ========
                                            $1,256    $3,962
                                          ========  ========

4.  PROPERTY AND EQUIPMENT:

    Property and equipment consisted of the following at December 31 (in thousands):

                                                               Useful
                                                                Life
                                             1996     1995    in Years
                                           -------- -------- ---------
      Equipment...........................  $3,199   $2,905     3-5
      Furniture and fixtures..............     607      474     5-10
                                           -------- --------
                                             3,806    3,379
      Less: Accumulated depreciation......  (1,909)    (804)
                                           ======== ========
                                            $1,897   $2,575
                                           ======== ========

    Equipment includes $122,000 for capital lease assets. Amortization of such costs is computed by the straight-line method over the primary lease terms and is included in depreciation expense in the accompanying consolidated financial statements.

5.  ACCRUED EXPENSES:

    Accrued expenses consisted of the following at December 31 (in thousands):

                                            1996     1995
                                          -------- --------
      Royalties............................$1,110   $  784
      Marketing............................ 1,276    1,252
      Income and other taxes...............    18    2,144
      Legal fees...........................   113      547
      Settlement costs (Note 12)...........   850       --
      Other................................ 1,671    1,018
                                          ======== ========
                                           $5,038   $5,745
                                          ======== ========

6.  REVOLVING LINE OF CREDIT

    The Company has entered into a loan agreement with a bank (also a shareholder of the Company) which provides for a revolving line of credit collateralized by substantially all of the Company's assets. Borrowings under the line of credit are limited to a percentage of eligible accounts receivable as defined in the agreement and may not exceed $5,000,000 through May 31, 1998, the maturity date. Interest is payable at the bank's base rate plus 1.5%. To date, there have been no borrowings under the line.

    The loan agreement contains restrictive covenants, including the achievement of certain earnings, as defined in the agreement, and the maintenance of a minimum net worth and various financial ratios. At December 31, 1996, the Company was in compliance with the agreement.

7.  SUBORDINATED DEBT:

    Subordinated debt consisted of the following at December 31 (in thousands):

                                             1995      1994
                                          -------- ---------
      Note  payable to Bloc in connection
      with the acquisition of assets as
      described in Note 1.
      Interest at 10% payable annually.
      Principal payable December 31, 1997..   --       $ 500
      Notes payable to stockholders.
      Interest at 10% payable quarterly.
      Principal payable September 30, 1997.   --       3,900
                                          ======== =========
                                              --      $4,400
                                          ======== =========


    In February 1995, the Company repaid the $500,000 note payable to Bloc, released Bloc from its non-compete agreement and terminated its consulting agreement with Bloc for a termination fee of $50,000. The repayment of the $500,000 note and the write-off of the non-compete agreement was accounted for in the first quarter of 1995. Additionally, the Company repaid the $3,900,000 note payable to stockholders, including accrued interest, with proceeds from the initial public offering discussed in Note 9.

8.  REDEEMABLE PREFERRED STOCK:

    In October 1992, the Company issued 2,200 shares of redeemable preferred stock at $1,000 per share and received total cash proceeds of $2,200,000. As required, the Company redeemed the preferred stock at $1,000 per share immediately upon the closing of the initial public offering of common stock on April 19,1995 described in Note 9. The holders of the redeemable preferred stock were entitled to an annual cumulative cash dividend of $60 per share, payable quarterly.

9.  COMMON STOCK:

    In February 1995, in connection with its initial public offering, the Company increased the amount of authorized common stock to 30,000,000 shares, authorized the issuance of up to 1,000,000 shares of $.01 par value, preferred stock and increased the shares of common stock reserved for issuance under the Company's 1992 stock option plan to 2,250,000.

     In April 1995, the Company completed an initial public offering of 3,105,000 shares of its common stock of which 1,700,000 were sold by the Company and 1,405,000 shares were offered by certain of the Company's stockholders. The offering price was $12.00 per share and the proceeds to the Company, net of the underwriters discount of $1,428,000, were $18,972,000. Costs associated with the offering include legal, accounting and other direct costs of $1,017,000. The Company used $2,241,000 of net proceeds to redeem preferred stock, including interest and dividends, and $4,019,000 including interest to repay subordinated debt. Assuming the issuance only of sufficient shares to repay the subordinated debt plus accrued interest and redeem the preferred shares plus related dividends, supplementary proforma net income (loss) per share of common stock and common stock equivalents would be $(0.33) and $0.41 for the years ended December 31, 1995 and 1994, respectively.

    In November 1995, the Company adopted a Shareholder Rights Plan and the Board of Directors declared a dividend distribution of one preferred stock purchase right for each outstanding share of common stock to stockholders of record as of the close of business on November 29, 1995. Initially, these rights will not be exercisable and will trade with the shares of the Company's common stock. Under the Shareholder Rights Plan, the rights become exercisable if a person becomes an "acquiring person" by acquiring 15% or more of the common stock of Expert Software, if a person who owns 10% or more of the common stock of the Company is determined to be an "adverse person" by the Board of Directors, or if a person commences a tender offer that would result in that person owning 15% or more of the common stock of the Company. In the event that a person becomes an "acquiring person" or is declared an "adverse person" by the Board, each holder of a right (other than the acquiring person or the adverse person) would be entitled to acquire such number of shares of preferred stock which are equivalent to Expert Software common stock having a value of twice the then-current exercise price of the right. If the Company is acquired in a merger or other business combination transaction after any such event, each holder of a right would then be entitled to purchase, at the then current purchase price, shares of the acquiring company's common stock having a value of twice the exercise price of the right. The rights will expire at the close of business on November 9, 2005, unless previously redeemed or exchanged by the Company. In connection with the Shareholder Rights Plan, the Board of Directors authorized the designation of 25,000 shares of Series A Junior Participating Cumulative Preferred Stock, $0.01 par value, none of which are outstanding at December 31, 1996 or 1995.

    In March 1997, pursuant to its obligations under the Swfte acquisition agreement, the Company completed a registration with the Securities and Exchange Commission of substantially all the shares of Company common stock issued in connection with the Swfte acquisition.

10. STOCK OPTIONS:

     The Company has reserved 2,250,000 shares of its common stock for issuance under its 1992 Stock Option Plan (the "Plan"). Under the Plan, options may be granted to purchase common stock at exercise prices generally determined by a committee of the Board of Directors. Incentive stock options may be granted at exercise prices not less than the fair market value of the common stock at the date of grant, and in certain instances, at prices in excess of the current fair market value. Non-employee members of the Board of Directors are granted non-qualified options annually at a price equal to the fair market value of the common stock at the date of the grant. Incentive stock options are available to officers, directors who are also employees and other full-time employees and non-qualified options are available to the same group and consultants and other key persons who provide services to the Company. The terms of each option agreement are determined by the Board of Directors. All options expire on the date specified in the agreement and in no event later than the tenth anniversary of the date which the option was granted. A summary of stock option activity is as follows:

                                              Number of    Exercise
                                                Shares       Price
                                              ----------   ----------

      Options outstanding, December 31, 1993..  752,500    0.10-0.85
      Granted.................................  390,000    0.85-2.76
      Exercised............................... (313,193)   0.10
      Canceled................................  (57,742)   0.10-0.85
                                              ----------   ----------
      Options outstanding, December 31, 1994..  771,565    0.10-2.76
      Granted.................................  130,000    7.70-20.75
      Exercised............................... (136,628)   0.10-9.35
      Canceled................................  (79,167)   0.10-20.75
                                              ----------   ----------
      Options outstanding, December 31, 1995..  685,770    0.10-20.75
      Granted.................................  544,000    5.38-13.25
      Exercised...............................  (37,353)   0.85-12.25
      Canceled................................ (137,000)   0.85-20.75
                                              ----------   ----------
      Options outstanding, December 31, 1996..1,055,417    0.10-15.25
                                              ==========   ==========
      Outstanding options exercisable at
      December 31, 1996.......................  555,500    0.10-15.25
                                              ==========   ==========

    At December 31, 1996, options to purchase 707,409 shares of common stock were available for grant under the Plan. Canceled options increase the amount of options available to be granted under the Plan.

    In December 1994, the Company issued options to purchase 60,000 shares of common stock in connection with the employment of two key officers, at an exercise price subsequently determined to be below fair market value at the date of grant. The Company recorded compensation expense of $165,000 for financial reporting purposes, to reflect the difference between the exercise price and the fair market value, as determined by management.

    The Company applied APB Opinion 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost for stock options granted to employees has been recognized under the Plan. Had compensation been recorded based on the fair value at the grant dates for awards under the Plan consistent with the method of SFAS 123, the Company's proforma net loss and loss per share would have been as follows (in thousands, except per share data):

                                     1996      1995
                                  --------- ---------
           Net Loss
           --------
                     As reported..$(10,281) $(2,185)
                     Proforma.....$(10,469) $(,2.43)

           Loss Per Share
           --------------
                     As reported..$(1.33)   $  (.31)
                     Proforma...  $(1.33)   $  (.32)


     The fair value of each option grant is estimated on the date of grant using the Black-Sholes option pricing model with the following weighted average assumptions: expected volatility ranging from 40.0% to 70%, risk-free interest rate of 5%, expected dividends of $0 and expected lives of five years. In 1996, the Company recorded compensation expense of $7,000 related to options to purchase 8,000 shares of common stock granted in October 1996 to non-employees of the Company.

11. INCOME TAXES:

The components of the provision (benefit) for income taxes are as follows (in thousands):

                                           1996     1995     1994
                                         -------- -------- --------
      Current:
         Federal..... ...................$(1,711)  $1,931     $272
         State........  ..................  (256)     328       46
                                         -------- -------- --------
                                          (1,967)   2,259      318
                                         -------- -------- --------
      Deferred:
         Federal..........................(1,930)  (3,292)    (201)
         State............................  (170)    (291)     (27)
                                         -------- -------- --------
                                          (2,100)  (3,583)    (228)
                                         -------- -------- --------
                                         $(4,067) $(1,324)     $90
                                         ======== ======== ========

    A reconciliation of the provision for income tax expense (benefit) with the expected income tax (benefit) computed by applying the federal statutory income tax rate to income (loss) before income taxes is as follows:

                                            1996    1995    1994
                                          ------- ------- -------

      Income tax (benefit) computed at
      federal statutory tax rate..........(34.0)% (34.0)%   34.0%
      State and local taxes (net of
      federal benefit)... ................ (3.6)   (3.6)     3.5
      Tax exempt interest income..........  --     (3.7)     --
      Increase (Decrease) in valuation
      allowance...........................  7.4     --     (34.0)
      Other, net..........................  1.9     3.6      0.2
                                          ------- ------- -------
                                          (28.3)% (37.7)%    3.7%
                                          ======= ======= =======

    The components of the net deferred tax asset recorded in the accompanying consolidated balance sheets are as follows (in thousands):

                                            1996    1995
                                          ------- -------
      Acquired software and intangibles... $4,406  $3,301
      Allowance for doubtful  accounts and
      potential returns...................  1,279     612
      Inventory reserves..................    866     183
      Net operating loss carryforward.....  1,825      --
      Other, net..........................    349       6
                                          ------- -------
        Gross deferred tax assets.........  8,725   4,102
      Valuation allowance................. (2,523)    --
                                          ------- -------
        Net deferred tax assets........... $6,202  $4,102
                                          =======  ======

    A valuation allowance is provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. The net deferred assets reflects management's estimate of the amount which will be realized from future profitability which can be predicted with reasonable certainty.

12. LEGAL PROCEEDINGS:

    In October 1996, the Company settled litigation with David H. Goodman, the former Chairman and Chief Executive Officer of Swfte International, Ltd., and others. The original dispute involved the contingent purchase price to the Agreement and Plan of Merger among Expert, ES I Acquisition Corp., Swfte and the Stockholders of Swfte, dated as of October 16, 1995. The results for the third quarter of 1996 include expenses of $1,900,000 for the settlement, as well as related legal and associated costs. A portion of the settlement will be paid in agreed-upon installments through April 1, 1998.

13. COMMITMENTS AND CONTINGENCIES:

    The Company leases office space under operating leases. Rent expense under operating leases was $661,000, $368,000 and $178,000 for the years ended December 31, 1996, 1995 and 1994, respectively. The Company leases certain equipment under capital leases, which are recorded at the present value of future minimum lease payments. Future minimum lease payments under non-cancelable operating leases and capital leases at December 31, 1996 are as follows (in thousands):


                                         Operating  Capital
                                          Leases    Leases
                                          -------- --------
      1997................................  $546     $ 54
      1998................................   558       41
      1999................................   389       --
      2000................................   201       --
                                          -------- --------
      Total future minimum payments.......  $1,694     95
                                          ========
      Less:  Interest.....................             (7)
                                                   ========
      Present value of future minimum                $ 88
      lease payments......................         ========


    The Company's federal tax filings with respect to the year ended December 31, 1992 and subsequent years are presently being reviewed by the Internal Revenue Service ("IRS"). The IRS has questioned the allocation of the purchase price made by the Company in connection with the acquisition of assets and business of the Predecessor from Bloc in October 1992, and related amortization and other deductions with respect to the acquired assets. The IRS has not proposed any assessment from their review, but it is expected to conclude its audit in the near future and has indicated that it intends to propose adjustments to the Company's federal income tax returns claiming additional tax due. At this time, it is not possible to quantify the amount of additional taxes the IRS will claim are due. However, the Company expects to contest vigorously any proposed IRS deficiency and believes that it has strong defenses against any such claim. The Company continues to expect that the ultimate resolution of this matter will not have a material adverse effect on its financial position.


Item 9.Changes and Disagreements With Accountants on Accounting and Financial Disclosure

    None.

                                 PART III

Item 10.   Directors and Executive Officers of the Registrant

    The information required in this section is incorporated by reference from the portion of the Company's definitive proxy statement for its 1997 Annual
Meeting of the Stockholders to be filed with the Securities and Exchange Commission (the "Proxy Statement") captioned "Proposal I Election of Directors".

Item 11.                 Executive Compensation

    The information required in this section is incorporated by reference from the portion of the Proxy Statement captioned "Executive Compensation".

Item 12.Security Ownership of Certain Beneficial Owners and Management

    The information required in this section is incorporated by reference from the portion of the Proxy Statement captioned "Principal Stockholders and Management".

Item 13.     Certain Relationships and Related Transactions

    The information required in this section is incorporated by reference from the portion of the Proxy Statement captioned "Certain Transactions".

                                  PART IV


ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) (1) Financial statements:

      Reference is made to the Index set forth on page 25 of this Annual Report on Form 10-K.

        (2) Financial Statements Schedules:
                                                                  Page

      Report of Independent Certified Public Accountants
      on Schedules.................................................S-1

      Schedule II- Valuation and Qualifying Accounts...............S-2

      All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable and therefore have been omitted.

        (3) Exhibits

          Exhibit  Description
              No.

              3.1  Restated Articles of Incorporation of the Company (5)
              3.2  Amended and Restated By-Laws of the Company (5)
             10.1  Employment Agreement between the Company and Kenneth
                   Currier dated as of February 23, 1995 (2)
             10.2  Employment Agreement between the Company and Susan
                   Currier dated as of February 23, 1995 (2)
             10.3  Amended and Restated Stockholders Agreement among
                   the Company and certain stockholders dated as of
                   October 31, 1995 (5)
             10.4  Lease between the Company and Douglas Entrance
                   Holdings Limited Partnership dated February 25, 1994
                   (3)
             10.5  Sublease Agreement between the Company and Commodore
                   Cruise Line, Limited dated May 9, 1994 (3)
             10.6  1992 Stock Option Plan, as amended (3)
             10.7  Revolving Credit Agreement between the Company and
                   the First National Bank of Boston dated as of October 23, 1992, as amended in December 1993 and on May 19, 1994, June 30, 1994 and August 1, 1994 (3)
             10.8  Summary of the Company's Management Incentive Plan
                   (3)
            10.10 Agreement and Plan of Merger among the Company, ESI Acquisition Corp., Swfte and the stockholders of Swfte dated as of October 16, 1995 (5) (U)
            10.11  Registration Rights Agreement by and among the
                   Company and certain stockholders dated as of
                   November 2, 1995 (5)
            10.12  Shareholders Rights Agreement between the Company
                   and The First National Bank of Boston dated November
                   9, 1995 (4)
            10.13 Amended and Restated Licensing Agreement between Swfte and The United States Playing Card Company dated as of May 1993, as amended on July 14, 1994, July 7, 1995 and July 21, 1995
                   (5) (U)
            10.14  Licensing and Royalty Agreement between the Company and McDonald's Corporation dated as of January 2,
                   1997 (6)
            10.15  Sublease Agreement Between the Company and
                   Enterprise Consulting, Inc. dated as of May 1, 1996
                   (1)
             11.1  Computation of Earnings Per Share (1)
               21  Subsidiaries of the Company (5)
             23.1  Consent of Arthur Andersen LLP (1)
               27  Financial Data Schedule (EDGAR filing only)

        ----------

              (1)  Filed herewith.
              (2) Incorporated by reference to the designated exhibit of Amendment No. 1 to the Registration Statement on
                   Form S-1 (No. 33-89758 filed March 30, 1995).
              (3)  Incorporated by reference to the designated exhibit
                   of the Registration Statement on Form S-1 (No.
                   33-89758 filed February 24, 1995).
              (4)  Incorporated by reference to the designated exhibit of registrant's Form 8-K (filed November 12, 1995).
              (5)  Incorporated by reference to the designated exhibit of registrant's Annual Report on Form 10-K for the year ended December 31, 1995
              (6) Incorporated by reference to the designated exhibit of Form 8-K filed February 26, 1997
              (U) Confidential treatment granted as to portions of this document.







      (b) Reports on Form 8-K

      On October 23, 1996, the Company filed a report on Form 8-K in regard to the settlement of the Swfte litigation (see Part I, Item 3).

      (c) Exhibits required by Item 601 of Regulation S-K

      The index to exhibits that are listed in Item 14(a)(3) of this report and not incorporated by reference follows the "Signatures" section hereof and is incorporated by reference.

      (d) Financial Statement Schedules required by Regulation S-X

      Reference is made to Item 14(a)(2).

                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          EXPERT SOFTWARE, INC.


Date:  March 27, 1997                     By:  /s/ KENNETH P. CURRIER
                                               ----------------------
                                               Kenneth P. Currier
                                               Chief Executive Officer


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

           Signature                     Title               Date
                                Director, Chief         March 27, 1997
    /s/ KENNETH P. CURRIER      Executive Officer and
        -------------------     Secretary (Principal
        Kenneth P. Currier      Executive Officer)

                                Chief Financial         March 27, 1997
    /s/ CHARLES H. MURPHY       Officer and Treasurer
        -------------------    (Principal Financial
        Charles H. Murphy       Officer and Principal
                                Accounting Officer)


    /s/                         Director                March 27, 1997
       ---------------------
       Stephen J. Clearman


   /s/ SUSAN A. CURRIER         Director, President     March 27, 1997
       ---------------------
       Susan A. Currier

   /s/ A. BRUCE JOHNSTON        Director                March 27, 1997
       ---------------------
       A. Bruce Johnston


   /s/                          Director                March 27, 1997
       ----------------------
       William H. Lane III

   /s/ CHARLES E. NOELL III     Director                March 27, 1997
       ----------------------
       Charles E. Noell III

      REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULES



To the Stockholders
  of Expert Software, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in this Form 10-K and have issued our report thereon dated February 12, 1997. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed under Item 14(a) of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




ARTHUR ANDERSEN LLP

Miami, Florida,
  February 12, 1997.



                           EXPERT SOFTWARE, INC.

                                SCHEDULE II
                     VALUATION AND QUALIFYING ACCOUNTS
           FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                              (in thousands)



                                Balance at  Charged to              Balance at
          Description           Beginning   Costs and                 End of
                                of Period   Expenses   Deductions    Period
------------------------------ ----------- ----------- ----------- -----------

Allowance for doubtful
accounts and returns:

Fiscal year ended December
31,1996........................   $1,659      $7,311     $(3,909)      $5,061
                               =========== =========== =========== ============
Fiscal year ended December 31,
1995...........................   $2,099      $3,171      $3,611       $1,659
                               =========== =========== =========== ============
Fiscal year ended December 31,
1994...........................     $933      $4,561      $3,395       $2,099
                               =========== =========== =========== ============



                             INDEX TO EXHIBITS




                                                                      Sequential
                                                                      Page
        Exhibit    Description                                        Number
              No.

            10.15  Sublease Agreement Between the Company and
                   Enterprise Consulting, Inc. dated as of May 1,
                   1996...............................................  46
             11.1  Computation of Earnings Per Share..................  52
             23.1  Consent of Arthur Andersen LLP.....................  53