Form 10-K/A
period 1996-12-31
EXPERT SOFTWARE INC
filed 1997-03-31
CIK 939730

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

                               Page 1 of 52.
                     The exhibit index is on page 38.

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

Item 3.  Legal Proceedings....................................9

Item 4.  Submission of Matters to a Vote of Security
         Holders..............................................9


Part II

Item 5.  Market for the Registrant's Common Equity and
         Related Stockholder Matters..........................9

Item 6.  Selected Financial Data.............................11

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.................12

Item 8.  Consolidated Financial Statements and
         Supplementary Data..................................20

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.................37


Part III

Item 10. Directors and Executive Officers of the
         Registrant..........................................37

Item 11. Executive Compensation..............................37

Item 12. Security Ownership of Certain Beneficial Owners
         and Management......................................37

Item 13. Certain Relationships and Related Transactions......37


Part IV

Item 14. Exhibits, Financial Statement Schedules, and
         Reports on Form 8-K.................................38

Signatures...................................................40


  This Form 10-K  contains  forward-looking  statements  within  the  meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Factors that might cause such a difference are discussed in the section entitled "Factors Affecting Future Operating Results" on page 20 of this Form 10-K.

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

Products

  The Expert product line addresses a wide range of interests and hobbies. The Company's products sell in retail stores for under $20, a price point intended to generate impulse purchases in high-traffic mass market environments. Currently, the Company's product line includes over 125 titles. During 1996, Expert introduced over 50 new titles, compared to approximately 40 new titles during 1995.

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

                                         Pro
                       Pre-      The    Forma
                      decessor Company Combined        The Company
                       ------- ------- ------- -------------------------------
                                Period
                                 From
                               Inception
                       January  (October
                       1,1992   23,1992)
                       through  through        Years Ended December 31,
                       Oct.22  Dec.31  ---------------------------------------
                         1992    1992    1992    1993    1994    1995    1996
                       ------- ------- ------- ------- ------- ------- -------
                                  (in thousands, except per share data)
 Statement of Operations Data:
 Net sales............. $6,812  $1,795  $8,607 $12,555 $19,727 $27,638 $31,012
                       ------- ------- ------- ------- ------- ------- -------
 Operating costs and expenses:
   Cost of sales (1).... 3,304   1,073   4,377   9,352  8,066   10,121  16,420
   Marketing and sales.. 1,390     283   1,673   2,493  4,303    6,180   9,888
   General and
    administrative......   761     274   1,035   1,631  2,824    4,293  10,124
   Development..........   221      47     268     545  1,328    2,192   3,320
   Purchased research
    and development.....    --      --      --      --     --    8,392      --
   Loss on impairment
    of assets...........    --      --      --      --     --       --   5,700
   Amortization of
    non-compete agreement   --      79      79     417    417      338     --
                       ------- ------- ------- ------- ------- ------- -------
                         5,676   1,756   7,432  14,438  16,938  31,516  45,452
                       ------- ------- ------- ------- ------- ------- -------
   Operating income
     (loss)............  1,136      39   1,175  (1,883)  2,789  (3,878)(14,440)
 Other income
 (expense), net........     --     (84)    (84)   (457)   (366)    369      92
                       ------- ------- ------- ------- ------- ------- -------
   Income  (loss)  before
   provision (benefit)
   for income taxes....  1,136     (45)  1,091  (2,340)  2,423  (3,509)(14,348)
 Provision (benefit)
 for income taxes......    421      --     421      --      90  (1,324) (4,067)
                       ------- ------- ------- ------- ------- ------- -------
   Net income (loss)... $  715  $  (45) $  670 $(2,340)$ 2,333 $(2,185)$(10,281)
                       ======= ======= ======= ======= ======= ======= =======

   Net income (loss) per
    share of common
     stock.............          $(.01)          $(.47)   $.38   $(.31) $(1.33)
                               =======         ======= ======= ======= =======
 Weighted average number
    of common stock and
    common stock equivalents
    outstanding........          5,294           5,294   5,795   7,153   7,750
                               =======         ======= ======= ======= =======



                                                     The Company
                                                     -----------
                                                     December 31,
                                       ---------------------------------------
                                         1992    1993    1994    1995    1996
                                       ------- ------- ------- ------- -------
                                                (in thousands)
 Balance Sheet Data:
   Working capital........                $811  $2,825  $5,283 $10,651  $5,076
   Total assets...........              10,419   7,762  10,682  29,069  19,077
   Subordinated debt......               2,225   2,357   2,200      --     --
   Total stockholders                      430  (2,042)    355  20,634  10,425
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

                                          Three Months Ended
                        --------------------------------------------------------
                          Dec.  Sept.  June   March   Dec.  Sept.  June    March
                         1996   1996   1996   1996    1995   1995   1995   1995
                        ------ ------ ------ ------- ------ ------ ------ ------
  Net sales............$8,234 $6,401  $6,354 $10,383 $8,784 $7,126 $5,772 $5,956
                       ------ ------  ------ ------- ------ ------ ------ ------
  Operating costs and
  expenses:
    Cost of sales.......3,268  2,408   6,851   3,893  3,216  2,564  2,141  2,200
    Marketing and sales.2,443  2,150   2,632   2,663  2,090  1,565  1,194  1,331
    General and
     administrative.....1,389  3,953   3,029   1,753  1,651    973    894    775
    Development.........  592    978     890     860    691    497    509    495
    Purchased research and
     development.........  --     --     --      --   8,392     --     --     --
    Loss on impairment of
     assets..............  --     --  5,700      --      --     --     --     --
    Amortization of
     non-compete agreement --     --     --      --      --     --     --    338
                       ------ ------  ------ ------- ------ ------ ------ ------
                        7,692  9,489  19,102  9,169  16,040  5,599  4,738  5,139
                       ------ ------  ------ ------- ------ ------ ------ ------
  Operating income(loss)  542 (3,448)(12,748) 1,214  (7,256) 1,527  1,034    817
  Other(expense)income,
      net..............     3     20      29     40     122     197    122  (72)
                       ------ ------  ------ ------- ------ ------ ------ ------
    Income (loss) before
    provision (benefit)
    for income taxes... . 545 (3,428) (12,719) 1,254 (7,134)  1,724  1,156   745

  Provision (benefit) for
    income taxes........  202     --   (4,727)   459 (2,543)    536    404   279
                       ------ ------  ------ ------- ------ ------ ------ ------
    Net income (loss)... $343$(3,428) $(7,992)  $795$(4,591) $1,188   $752  $466
                       ====== ======  ======= ====== ====== ====== ====== ======
  Net income (loss) per
  share of common
  stock................. $.04  $(.46) $(1.07)  $.10  $(.62)  $.15   $.10   $.07
                       ======= ====== ======= ====== ====== ====== ====== ======

  As a Percentage of Net Sales:
  Net sales              100%   100%    100%    100%   100%  100%   100%   100%
  Operating costs and
   expenses:
    Cost of sales.......  40     37     108      38     37    36     37     37
    Marketing and sales.  30     34      41      26     24    22     21     22
    General and
     administrative.....  17     62      48      17     19    14     15     13
    Development.........   7     15      14       8      8     7      9      8
    Purchased research and
     development........   --    --      --      --     95    --     --     --
    Loss on impairment of
     assets.............   --    --      90      --     --    --     --     --
    Amortization of
     non-compete agreement --    --      --      --     --    --     --      6
                       ------- ------ ------ ------- ------ ------ ------ ------
                          93    148     301      88    183    79     82     86
                       ------- ------ ------ ------- ------ ------ ------ ------
    Operating income....   7    (54)   (201)     12    (83)   21     18     14
  Other (expense) income,
     net................  --     --      --      --      2     3      2     (1)
                       ------- ------ ------ ------- ------ ------ ------ ------
    Income before provision
    (benefit) for income
      taxes.............   7    (54)   (200)     12    (81)   24     20     13
  Provision (benefit) for
   income taxes........    3     --     (74)      4    (29)    7      7      5
                       ------- ------ ------ ------- ------ ------ ------ ------
  Net income (loss)....  4.2%   (54)%  (126)%    8%    (52)%  17%    13%     8%
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






Item 8. Consolidated Financial Statements and Supplementary Data



                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                    Page

Report of Independent Certified Public Accountants.................   21

Consolidated  Balance  Sheets as of December  31, 1996 and December
31, 1995...........................................................   22

Consolidated  Statements of Operations for the Years Ended December
31, 1996, 1995 and 1994............................................   23

Consolidated  Statements  of  Stockholders'  Equity  for the  Years
Ended December 31, 1996, 1995 and 1994.............................   24

Consolidated  Statements of Cash Flows for the Years Ended December
31, 1996, 1995 and 1994............................................   25

Notes to Consolidated Financial Statements.........................   27

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



                           EXPERT SOFTWARE, INC.
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     (in thousands, except share data)

                                Common Stock   Additional
                               -------------    Paid-in    Accumulated
                               Shares  Amount   Capital     Deficit      Total
                              -------- ------ ----------- ------------ --------

    Balance, Dec. 31,1993.....5,000,000   $50     $450      $(2,542)   $(2,042)
     Dividends on redeemable
      preferred stock.........       --    --       --         (132)      (132)
     Issuance of common stock in
      connection with exercise
      of stock options........  313,193     3       28            --        31
     Compensation expense on
      stock option grants.....       --    --      165            --       165
     Net income...............       --    --       --         2,333     2,333
                              ---------  ----  -------     ---------   -------
    Balance, Dec. 31,1994.....5,313,193    53      643          (341)      355
    Dividends on  redeemable
     preferred stock..........       --    --       --           (41)      (41)
    Initial public offering of
     common stock.............1,700,000    17   18,955           --     18,972
    Costs associated with
     issuance of common stock.       --    --   (1,017)          --     (1,017)
    Issuance of common stock in
     connection with exercise of
     stock options............  136,628     2       30           --         32
    Issuance of common stock in
     connection with Swfte
     acquisition..............  320,630     3    4,388           --      4,391
    Tax benefit related to the
     exercise of stock options       --    --      127           --        127
    Net loss..................       --    --      --         (2,185)   (2,185)
                              ---------  ----  -------     ---------   -------
    Balance, Dec.31,1995..... 7,470,451    75   23,126        (2,567)   20,634
    Issuance of common stock in
     connection with exercise of
     stock options............   37,353    --       65           --         65
    Compensation expense on stock
     option grants............       --    --        7           --          7
    Net loss..................       --    --       --       (10,281)  (10,281)
                              ---------  ----  -------     ---------   -------
    Balance, Dec.31,1996......7,507,804   $75  $23,198      $(12,848)  $10,425
                              =========  ====  =======     =========   =======










   The accompanying notes to consolidated financial statements are an integral part of these statements.


                           EXPERT SOFTWARE, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands)


                                                Years Ended December 31,
                                             -----------------------------
                                                1996      1995      1994
                                             --------- --------- ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)............................$(10,281)  $(2,185)   $2,333
Adjustments to reconcile net income (loss)
to net cash  provided  by (used in)  operating
activities:
  Depreciation of property and equipment.....   1,105       496       245
  Amortization of acquired software technology    544       283       477
  Amortization of acquired intangibles.......      --        55        --
  Amortization of non-compete agreement......      --       338       417
  Compensation expense on stock option grants       7        --       164
  Loss on impairment of assets...............   5,700        --        --
  Purchased research and development.........      --     8,392        --
  Deferred income tax benefit................  (2,100)   (3,583)     (228)
  Loss on disposition of equipment...........      --         --       21
Changes in net assets and liabilities :
  (Increase) decrease in accounts receivable.   1,899    (1,901)      (98)
  (Increase) decrease in income taxes
    receivable...............................  (2,397)       --        --
  (Increase) decrease in inventories.........   2,556    (1,759)     (741)
  (Increase) decrease in prepaid expenses....     (31)     (124)      116
  (Increase) decrease in other assets........      10        (1)       35
  Increase (decrease) in accounts payable....     405       (28)       78
  Increase in accrued expenses...............     934       644       644
  Increase (decrease) in income taxes payable  (2,125)    2,270        --
  Increase in noncurrent liabilities.........     300        --        --
                                             --------- --------- ---------
    Net cash provided by (used in) operating
     activities..............................  (3,474)    2,897     3,463
                                             --------- --------- ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment.........    (644)   (1,681)     (881)
  Purchases of marketable securities.........      --   (17,915)       --
  Maturities and sales of marketable
   securities................................   6,222    11,693        --
  Cash used for acquisition, net of cash
   acquired of $187..........................      --    (7,674)       --
                                             --------- --------- ---------
    Net cash provided by (used in) investing
     activities..............................   5,578   (15,577)     (881)
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

                                     1996      1995
                                  --------- ---------
           Net Loss
           --------
                     As reported..$(10,281) $(2,185)
                     Proforma.....$(10,469) $(2,243)

           Loss Per Share
           --------------
                     As reported..$(1.33)   $  (.31)
                     Proforma...  $(1.35)   $  (.32)


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


                                         Operating  Capital
                                          Leases    Leases
                                          -------- --------
      1997................................  $546     $ 54
      1998................................   558       41
      1999................................   389       --
      2000................................   201       --
                                          -------- --------
      Total future minimum payments.......$1,694       95
                                          ========
      Less:  Interest.....................             (7)
                                                   ========
      Present value of future minimum                $ 88
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
                               =========== =========== =========== ============



                             INDEX TO EXHIBITS




                                                                      Sequential
                                                                      Page
        Exhibit    Description                                        Number
              No.

            10.15  Sublease Agreement Between the Company and
                   Enterprise Consulting, Inc. dated as of May 1,
                   1996...............................................  44
             11.1  Computation of Earnings Per Share..................  50
             23.1  Consent of Arthur Andersen LLP.....................  51