Form 10-K/A
period 1996-12-31
EXPERT SOFTWARE INC
filed 1997-04-04
CIK 939730

SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          EXPERT SOFTWARE, INC.


Date:  April 1, 1997                     By:  /s/ CHARLES H. MURPHY
                                               ----------------------
                                               Charles H. Murphy
                                               Chief Financial Officer
                                               and Treasurer
                                               (Principal Financial
                                               Officer and Principal
                                               Accounting Officer)