Form 10-Q
period 1997-03-31
EXPERT SOFTWARE INC
filed 1997-05-15
CIK 939730

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549



                              FORM 10-Q



[X]QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE
ACT                            OF 1934

            For the quarterly period ended March 31, 1997



[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

As of April 30, 1997 there were 7,514,679 shares of the Registrant's Common Stock, $ .01 par value, outstanding.

                  The exhibit index is on page 11.

                           Page 1 of 12.

                        EXPERT SOFTWARE, INC.

                          INDEX TO FORM 10-Q

                  Three months ended March 31, 1997





                                                                Page
                                                                ----
Part I - Financial Information
Item 1.  Financial Statements.
  Condensed Consolidated Balance Sheets as of
    March 31, 1997 and December 31, 1996..........................3

  Condensed Consolidated Statements of Operations for the
    Three Months Ended March 31, 1997 and 1996....................4

  Condensed Consolidated Statements of Cash Flows for the
    Three Months Ended March 31, 1997 and 1996....................5

  Notes to Condensed Consolidated Financial Statements............6

Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations.............................7


Part II - Other Information
Item 6.  Exhibits and Reports on Form 8-K........................10

Signatures.......................................................10







  This Form 10-Q  contains  forward-looking  statements  within  the  meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Factors that might cause such a difference are discussed in the section entitled "Factors Affecting Future Operating Results" on page 10 of this Form 10-Q.

                    PART I - FINANCIAL INFORMATION


Item 1.      Financial Statements.


                          EXPERT SOFTWARE, INC.
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                             (In thousands)

                                       March 31, December 31,
                                         1997      1996
                                       --------- -----------
                ASSETS               (unaudited)
CURRENT ASSETS:
   Cash and equivalents...............  $4,111     $2,959
   Accounts receivable, net...........   3,034      3,775
   Income taxes receivable............   1,895      2,397
   Inventories........................     736      1,256
   Prepaid expenses...................     634        425
   Deferred income taxes..............   2,380      2,616
                                       --------- ----------
      Total current assets............  12,790     13,428
PROPERTY AND EQUIPMENT, net...........   1,696      1,897
ACQUIRED INTANGIBLES, net.............     132        166
DEFERRED INCOME TAXES.................   3,586      3,586
                                       --------- ----------
      Total assets.................... $18,204    $19,077
                                       ========= ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable................... $ 1,432    $ 3,226
   Accrued expenses...................   5,761      5,038
   Current portion of capital lease
      obligations.....................      78         88
                                      ---------- ----------
      Total current liabilities.......   7,271      8,352
                                      ---------- ----------
OTHER OBLIGATIONS, net of current
      portion.........................     100        300
                                      ---------- ----------
STOCKHOLDERS' EQUITY:
   Preferred stock....................      --         --
   Common stock.......................      75         75
   Additional paid-in capital.........   23,204    23,198
   Accumulated deficit................  (12,446)  (12,848)
                                      ---------- ----------
      Total stockholders' equity......   10,833    10,425
                                      ========== ==========
      Total liabilities and
         stockholders' equity.........   $18,204   $19,077
                                      ========== ==========



  The accompanying notes to condensed financial statements are an integral part of these balance sheets.

                       EXPERT SOFTWARE, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except per share data)
                            (Unaudited)




                                  Three Months
                                 Ended March 31
                                ------------------
                                  1997      1996
                                -------- ---------

NET SALES....................... $8,027   $10,383
                                -------- ---------
OPERATING COSTS AND EXPENSES:
  Cost of sales.................  3,134    3,893
  Marketing and sales...........  2,427    2,663
  General and administrative....  1,215    1,753
  Development...................    641      860
                                -------- ---------

    Total operating costs and
     expenses...................  7,417    9,169
                                -------- ---------

    Operating income............    610    1,214

Other income, net...............     28       40
                                -------- ---------

  Income before provision for
   income taxes.................    638    1,254

Provision for income taxes......    236      459
                                -------- ---------

  Net income....................$   402   $  795
                                ======== =========

  Net income per share of
    common stock................$  .05    $  .10
                                ======== =========

Weighted average number of
  common stock and stock
  equivalents outstanding.......  7,896    8,064
                                ======== =========



















  The accompanying notes to condensed financial statements are an integral part of these statements.

                       EXPERT SOFTWARE, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands)
                            (Unaudited)

                                        Three Months Ended
                                             March 31,
                                       ----------------------
                                           1997       1996
                                       ----------- ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.............................. $  402     $   795
Adjustments to reconcile net income
to net cash provided by (used in)
operating activities:
  Depreciation of property and
    equipment...........................    201         231
  Amortization of acquired software
    technology..........................     24         391
  Amortization of acquired intangibles..     10          83
  Deferred income tax provision
   (benefit)............................    236         (35)
Changes in current assets and
liabilities:
  (Increase) decrease in accounts
    receivable..........................    741      (1,716)
  (Increase) decrease in income tax
    receivable..........................    501          --
  (Increase) decrease in inventories....    520      (2,089)
  (Increase) decrease in prepaid
    expenses............................   (209)       (223)
  (Increase) decrease in other assets...     --         (80)
  Increase (decrease) in accounts
    payable............................. (1,793)      1,008
  Increase (decrease) in accrued
    expenses............................    723        (355)
  Increase (decrease) in income taxes
    payable.............................     --      (1,803)
  Increase (decrease) in other
    obligations.........................   (200)         --
                                       ----------- ----------
    Net cash provided by (used in)
     operating activities...............  1,156      (3,793)
                                       ----------- ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Maturities of marketable securities...     --       4,271
  Purchases of property and equipment...     --        (245)
                                       ----------- ----------
    Net cash provided by investing
     activities.........................     --       4,026
                                       ----------- ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Stock options exercised...............      6       --
  Payments on capital lease
   obligations..........................    (10)        (38)
                                       ----------- ----------
    Net cash provided by (used in)
     financing activities...............     (4)        (38)
                                       ----------- ----------

    Net increase in cash and
     equivalents........................  1,152         195
CASH AND EQUIVALENTS, beginning of
     period.............................  2,959         912
                                       ----------- ----------
CASH AND EQUIVALENTS, end of period..... $4,111     $ 1,107
                                       =========== ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
  Cash paid during the period for
    interest............................ $    1     $    15
                                       =========== ==========

  Cash paid during the period for
    income taxes........................ $   --     $ 2,527
                                       =========== ==========


  The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                        EXPERT SOFTWARE, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            March 31, 1997
                             (Unaudited)


1. BASIS OF PRESENTATION

The condensed consolidated balance sheet as of December 31, 1996, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements included herein, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 1997, and the results of operations and cash flows for the three months ended March 31, 1997 and 1996. Results of operations and cash flows for the period ending March 31, 1997 are not necessarily indicative of the results of operations of the entire fiscal year or other future periods.

The accounting policies followed for quarterly financial reporting purposes are the same as those disclosed in the Company's audited financial statements for the year ended December 31, 1996, included in the Form 10-K.


2. THE ORGANIZATION

Expert Software, Inc. (the "Company") publishes and distributes computer software under the "Expert" trade name. The Company's products address a broad range of consumer interest and everyday tasks for the productivity, lifestyle, small office/home office, entertainment and education market categories. The Company primarily sells its products directly to large retailers, as well as to distributors.


3. INVENTORIES

Inventories consisted of the following as of March 31, 1997 and December 31, 1996 (in thousands):

                                   1997      1996
                                --------- ---------
       Finished  goods..........  $ 685     $1,101
       Raw materials............     51       155
                                --------- ---------
                                  $ 736     $1,256
                                ========= =========


4. NEWLY ISSUED ACCOUNTING STANDARD

In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share, which is required to be adopted as of December 31, 1997.
Upon adoption, all prior earnings per share amounts are required to be retroactively restated.

The computation under SFAS No. 128 differs from the primary and fully diluted earnings per share computed under APB Opinion No. 15 primarily in the manner in which potential common stock is treated. Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding. In the computation of diluted earnings per share, the weighted-average number of common shares outstanding is adjusted for the affect of all potential common stock.

The pro forma basic and diluted earnings per share computed according to SFAS No. 128 for the quarter ended March 31, 1997 are $0.05 each. The pro forma basic and diluted earnings per share computed according to SFAS No. 128 for the quarters ended March 31, 1996 are $0.11 and $0.10, respectively.




Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations.


Results of Operations

The following table sets forth certain statement of operations data as a percentage of net sales, for comparative purposes, for the periods indicated.



                                        Three Months
                                            Ended
                                          March 31,
                                        ------ -------
                                         1997   1996
                                        ------ -------

     Net sales..........................  100%   100%
                                        ------ -------
     Operating costs and expenses:
       Cost of sales....................   39     37
       Marketing and sales..............   30     26
       General & administrative.........   15     17
       Development......................    8      8
                                        ------ -------
                                           92     88
                                        ------ -------

     Operating income...................    8     12
     Other income (expense).............   --     --
                                        ------ -------

     Income before provision for income     8     12
     taxes..............................
     Provision for income taxes.........    3      4
                                        ------ -------

     Net income.........................    5%     8%
                                        ====== =======



Comparison of Three Months Ended March 31, 1997 and 1996

Net Sales. Net sales for the three months ended March 31 decreased to $8.0 million in 1996 from $10.4 million in 1996, a decrease of 2.4 million, or 23%. Domestic net sales in 1997 decreased as a result of a number of factors, including increased competition, a more pronounced seasonality in the business, retailers keeping tighter inventory levels and higher provisions for returns. International net sales decreased due to lower sales in the United Kingdom as the Company is transitioning to a new distributor. Average selling prices declined due to increased competition for shelf space at retail outlets. Average selling prices for the balance of 1997 are not expected to change significantly, however the sales of new premium products beginning in the third quarter are expected to be at higher price points. The Company expects the second quarter of the year to have lower net sales than the first quarter, consistent with the prior two years, due to seasonal trends in sales of consumer software, while third quarter sales are expected to exceed those of the second quarter due to new product releases and seasonal factors.

Cost of Sales. Cost of sales decreased to $3.1 million in 1997 from $3.9 million in 1996, a decrease of $0.8 million, or 19%, due primarily to lower sales volume, amortization of acquired software technology and royalties, partially offset by a reduction in the value assigned to returned goods. Amortization decreased due to the write-off in second quarter of 1996 of a substantial portion of software technology associated with the acquisition of Swfte. As a percentage of net sales, cost of sales increased to 39% in 1997 from 37% in 1996, due primarily to increased provisions for returns, which reduced net sales, and the decrease in the value assigned to returned goods. Cost of sales consists primarily of product costs (printed material, boxes, disk and CD costs, assembly and shipping), freight charges, reserves for excess and obsolete inventories, and royalties to outside programmers and content providers. The Company expects cost of sales as a percentage of net sales in 1997 will be comparable to the percentage for this quarter.

Marketing and Sales. Marketing and sales expense decreased to $2.4 million in 1997 from $2.7 million in 1996, and increased as a percentage of net sales to 30% of net sales in 1997 from 26% in 1996. The increase as a percentage of net sales was primarily due to increased marketing activities to promote the Company's products and brand name, including personnel costs and promotional costs paid to retailers. The Company expects competition for shelf space to continue and intends to continue to launch new marketing promotions and to hire additional personnel as needed. As a result, the Company expects marketing and sales expenses to increase in dollar amount.

General and Administrative. General and administrative expense decreased to $1.2 million in 1997 from $1.7 million in 1996 a decrease of $0.5 million, or 31%, and decreased as a percentage of net sales to 15% in 1997 from 17% in 1996. This decrease was primarily due to lower legal costs and amortization of acquired intangible assets. Legal costs decreased due to the settlement in the fourth quarter of 1996 of litigation involving the former owners of Swfte. Amortization decreased due to the write-off in the second quarter of 1996 of a substantial portion of the intangible assets associated with the acquisition of Swfte. The Company expects general and administrative expenses to decrease in 1997 as compared to 1996 as a result of the settlement of the Swfte litigation, and lower bad debt expenses and personnel costs.

Development. Development expense decreased to $0.6 million in 1997 from $0.9 million in 1996, a decrease of $0.3 million, or 25%, due primarily to reduced personnel costs related to the closing of the Swfte operations, and represented 8% of net sales in 1997 and 1996. Development expense includes expenses related to product upgrades, new product activities, quality control and customer service support. During the fourth quarter of 1996, the Company reduced development personnel and did not renew the lease for the facilities previously occupied by Swfte, which will help to contain development expenses in future periods. The Company currently believes that the steps taken to reduce development expenses in 1996 will be partially offset by additional costs to develop new brands and titles, including the development of products to take advantage of the Internet and other on-line capabilities.

Other Income. Other income, which includes interest income and interest expense, decreased to $28,000 in 1997 from $40,000 in 1996, primarily due to the reduced balance of interest bearing deposits and investments.

Provision for Income Taxes. The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes, which requires that deferred income taxes be recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting basis at rates based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The effective tax rate used in recording the provision for income taxes was approximately 37% in 1997 and 1996.


Liquidity and Capital Resources

During 1996, the Company experienced a reduction in its stockholders' equity, working capital and ratio of current assets to current liabilities, primarily as a result of net losses realized during that period. Management has responded by reducing expenses, including, among other actions, reducing personnel significantly. With these actions and assuming the continued availability of the Company's revolving line of credit, management believes that it has adequate financial resources for its planned operations through 1997.

As of March 31, 1997, the Company had $5.5 million in working capital, including $4.1 million in cash. To date, the Company has not invested in any financial instruments that involve a high level of complexity or risk. Net cash provided by operating activities was $1.2 million for the three months ended March 31, 1997, primarily due to profitable results of operations, decreased investments in accounts receivable and inventories, and receipt of $0.5 million of income tax refunds from taxes paid in 1996.

The Company believes that cash generated by operations may be affected by an increase in working capital requirements as it continues to expand operations. In response to such growth in working capital requirements, the Company entered into a loan agreement with a bank which provides for a revolving line of credit collateralized by substantially all of the Company's assets. Borrowings under the line are limited to a percentage of eligible receivables as defined in the agreement and may not exceed $5.0 million through May 31, 1998, the maturity date. The loan agreement contains restrictive covenants. There can be no assurance that the Company's results of operations will continue to be in compliance with the line of credit covenants which, among other things, prohibit two consecutive quarterly losses, or that the line of credit would be otherwise available to the Company.

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


Factors Affecting Future Operating Results

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from its historical operating results and from those set forth in the forward-looking statements and may fluctuate between operating periods. Factors that might cause such a differences and fluctuations include, without limitation, the following: the size and rate of growth of the consumer software market, consolidation of the software industry among both customers and competitors, market acceptance of the Company's products and those of its competitors, competitors' marketing strategies and promotions, development and promotional expenses relating to the introduction of new products, new versions of existing products or new operating systems, evolving distribution channels, currency fluctuations associated with international sales and accounts receivable, the growth in popularity of the Internet and other new technologies which could impact the distribution and purchase of software, product returns, acquisitions of new businesses by the Company and related charges and write-offs, the collectibility of accounts receivable, changes in pricing policies by the Company and its competitors, the accuracy of retailers' forecasts of consumer demand, competition for retail space, consumer confidence, the timing of the receipt of orders from major customers, account cancellations or delays in shipment, future cash flow and working capital requirements, payment of the Company's obligations under the settlement of the litigation with the former owners of Swfte, implementation and expansion of the Company's systems and operations to accommodate the Company's anticipated future revenues, the outcome of current and future examinations by taxing authorities, and other factors. In addition, the consumer software business is seasonal due primarily to the increased demand for consumer software during the year-end holiday buying season. Further, a significant portion of sales within a quarter is typically not realized until late in that quarter. As a result, it may be difficult for the Company to predict its net sales for the quarter or to quickly adapt its spending levels within a quarter to reflect changes in demand for its products. The market price of the Company's Common Stock has been, and in the future will likely be, subject to significant fluctuations in response to variations in quarterly operating results and other factors, such as announcements of technological innovations or new products by the Company or its competitors, or other events.

                     PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibit 11.

    Statement regarding computation of earnings per share.

(b) Exhibit 27.

    Financial Data Schedule (EDGAR filing only).



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


Dated:  May 15, 1997