Form 10-K/A
period 1996-12-31
EXPERT SOFTWARE INC
filed 1997-05-21
CIK 939730

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-K/A

   [X] Annual Report Pursuant to Section 13 or 15 (d) of the Securities
                           Exchange Act of 1934

                             (Amendment No. 2)

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

    Part III, Items 10, 11, 12 and 13 of this report on Form 10-K is hereby amended and restated in full by adding those items as follows:


                                 PART III

Item 10.   Directors and Executive Officers of the Registrant

Name                          Age                    Position

Kenneth P. Currier            48       Chief Executive Officer, Secretary
                                           and Director

Susan A. Currier              47       President and Director

Charles H. Murphy             52       Chief Financial Officer and Treasurer

Timothy R. Leary              45       Vice President of Sales

Michael A. Appel              52       Vice President of Operations

Anne E. Aitken                38       Vice President of Marketing

Stephen J. Clearman (1)       45       Director

A. Bruce Johnston (1)         36       Director

William H. Lane III (2)       58       Director

Charles E. Noell III (2)      44       Director


(1)   Member of the Compensation Committee.

(2)   Member of the Audit Committee.


Kenneth P. Currier, a co-founder of the Company, has served as a Director, Chief Executive Officer and Secretary of the Company since its inception in October 1992. Mr. Currier also co-founded the Company's predecessor, Softsync, Inc. ("Softsync") a publisher of consumer software, in 1982, and served as President of Softsync from 1990 until formation of the Company in 1992. Mr. Currier is the spouse of Susan A. Currier, President and a Director of the Company.

Susan A. Currier, a co-founder of the Company, has served as a Director and President of the Company since its inception in October 1992. Ms. Currier also co-founded the Company's predecessor, Softsync, in 1982, and served as Vice President responsible for sales and marketing of Softsync from 1990 until formation of the Company in 1992. Ms. Currier is the spouse of Kenneth P. Currier, Chief Executive Officer and a Director of the Company.

Charles H. Murphy has served as Chief Financial Officer of the Company since April 1996. Prior to that, Mr. Murphy was Chief Financial Officer at Mergent International, Inc., a company which specializes in desktop and enterprise security software applications, from 1995 to 1996. Prior to Mergent, Mr. Murphy was Vice President of Finance, Secretary and Director at Package Machinery Company, a manufacturer of specialty machinery, from 1986 to 1995.

Timothy R. Leary has served as Vice President of Sales of the Company from its formation in October 1992. Mr. Leary was the Vice President of Sales at Softsync from April 1992 through October 1992. Prior to that, Mr. Leary was Vice President of Sales of Aapps Corporation, a computer hardware and software manufacturer, from April 1989 to March 1992.

Michael A. Appel has served as Vice President of Operations of the Company since March 1996. Prior to that, Mr. Appel was Director of Manufacturing for Bleyer Industries from January 1992 through February 1996. Prior to that, Mr. Appel was Vice President of Operations for Superior Toy from June 1990 through December 1991.

Anne E. Aitken has served as Vice President of Marketing of the Company since March 1997. Prior to that, Ms. Aitken served as Senior Director of Marketing at Blockbuster Entertainment Inc. from September 1995 to
January 1997. Prior to Blockbuster, Ms. Aitken was Director of Advertising with Burger King Corporation from September 1992 to September 1995.

Stephen J. Clearman has served as a Director of the Company since October 1992. Mr. Clearman has been a general partner of Geocapital Partners, a venture capital management firm, since he co-founded that firm in 1984. Mr. Clearman also serves as a director of Word Access, Inc., a repair and manufacturing services provider to the telecommunications industry, Memberworks, Inc., a consumer credit card membership services company, and Seamed, Corp., a designer and manufacturer of medical instruments. Mr. Clearman also serves as a director of a number of privately-held companies.

A. Bruce Johnston has served as a Director of the Company since October 1992. Mr. Johnston has been a Principal of TA Associates, a private equity investor, since January 1996 and was a Vice President of TA Associates from June 1992 to December 1995. Prior to that, Mr. Johnston was a General Manager of Lotus Development Corporation, a software publisher, from June 1988 to June 1992. Mr. Johnston serves as a director of Trident International, Inc., a manufacturer of high performance printing systems, Restrac, Inc., a client-server application company, as well as a number of privately-held companies.

William H. Lane III has served as a Director of the Company since his appointment by the Board of Directors on January 29, 1997. Mr. Lane retired as Vice President, Chief Financial Officer, Secretary and Treasurer of Intuit, Inc. a software publisher, in July 1996. He held the same positions at ChipSoft, Inc. from July 1991 until Intuit acquired ChipSoft in December 1993. He also served as Vice President, Finance and Administration for Honeywell Information Systems. Mr. Lane also serves as a director of MetaTools, Inc., a visual computing software publisher, and Quarterdeck Corp., a PC utility software company.

Charles E. Noell III has served as a Director of the Company since October 1992. Mr. Noell has been President and Chief Executive Officer of JMI, Inc., a private holding company, since January 1992. Prior to that, Mr. Noell was a Managing Director of Alex. Brown & Sons Incorporated from 1981 to 1992. Mr. Noell also serves as a director of Transaction Systems Architects, Inc., an electronic funds transfer software company, Homegate Hospitality Inc., a provided of services to the hotel industry, Peregrine Systems Inc., a developer of systems management software, and a number of privately-held companies.


Compliance With Section 16(a) of The Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of the Company's outstanding shares of Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and Nasdaq. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all
Section 16(a) forms they file.

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Section 16(a) reports were required for those persons, the Company believes that during the fiscal year ended December 31, 1996, all filing requirements were complied with, except in the case of Susan A. Currier who failed to timely file one report regarding a scheduled sale of the Common Stock.

Item 11.                 Executive Compensation

The following sections of this Form 10-K set forth and discuss the compensation paid or awarded during the last two years to the Company's Chief Executive Officer and the four other most highly compensated executive officers who earned in excess of $100,000 during the year ended December 31, 1996 (collectively, the "Named Executives").


Summary Compensation Table

The following table shows for the fiscal years ended December 31, 1994, 1995, and 1996 compensation paid by the Company to the Named Executives.

                                              Long Term
                                             Compensation
                     Annual Compensation    Awards     Payouts
                     -----------------------------------------
                                   Other    Restric-  Securities         All
                                   Annual   ted Stock Underlying LTIP    Other
Name and        Year Salary  Bonus Compen-  Awards    Option     Payouts Compen-
Principal                          sation                                sation
Position              ($)     ($)    ($)      ($)      (#)        ($)     ($)
-------------------------------------------------------------------------------
Kenneth P.      1996 170,000   --    --      --       130,000     --      --
Currier         1995 125,00 50,000   --      --         --        --      --
Chief           1994 110,00 86,188   --      --       125,000     --      --
Executive
Officer and
Secretary

Susan A.        1996 170,000   --    --      --       130,000     --      --
Currier         1995 125,00 50,000   --      --         --        --      --
President       1994 110,00 86,188   --      --       125,000     --      --


Charles H.      1996 90,167 20,000 48,122(2) --        50,000     --      --
Murphy
Chief Financial
Officer and
Treasurer

Timothy R.     1996 100,000 26,332   --      --        10,000     --      --
Leary          1995  90,000 71,820   --      --         5,000     --      --
Vice           1994  80,000 73,992   --      --         --        --      --
President of
Sales

Kenneth J.     1996 123,333  8,125   --      --        20,000     --      --
Tarolla        1995 110,000 21,502   --      --         --        --      --
Vice           1994   9,275  --      --      --        30,000     --      --
President of
Development(1)
----------------

(1)  Mr. Tarolla resigned from the Company on March 28, 1997.

(2) Consists of reimbursed moving costs paid upon Mr. Murphy's relocation in connection with beginning employment with the Company in April 1996. Mr. Murphy would receive six months' severance pay in the event his employment is terminated without cause, or due to change of control.

Option Grants in Last Fiscal Year

The following table sets forth each grant of stock options during 1996 to the Named Executives. No stock appreciation rights ("SARs") have been granted.


                                                       Potential Realizable
                                                         Value at Assumed
                                                         Annual Rates of
                                                            Stock Price
                                                           Appreciation
                                                             for Option
                 Individual Grants                            Term (3)
              ------------------------------------------  ---------------
                         % of
              Number     Total
              of         Options/SARs
              Securities Granted
              Underlying to           Exercise
              Options    Employees    or Base     Expir-
              Granted    in Fiscal    Price       ation
Name          (#) (1)    Year (2)     ($/Sh)      Date     5%($)  10% ($)
--------------------------------------------------------  ---------------
Kenneth P.
Currier (4)...  130,000      24.3%    $13.250     n/a        --      --
Susan A.
Currier (4)...  130,000      24.3      13.250     n/a        --      --
Charles H.
Murphy........   50,000       9.3       5.375    7/15/06-
                                                10/17/06  169,015 428,318
Timothy R.
Leary.........   10,000       1.9       5.375   10/17/06   33,803  85,664
Kenneth J.
Tarolla (5)...   20,000       3.7       5.375   06/28/97    --      --
--------------

(1) All options were granted pursuant to the Amended and Restated 1992 Stock Option Plan (the "1992 Option Plan") and vest in equal quarterly increments over a four year period.

(2) Percentages are based on a total of shares of Common Stock underlying all options granted to employees of the Company in 1996.

(3) This column shows the hypothetical gains or option spreads of the options granted based on assumed annual compound stock appreciation rates of 5% and 10% over the full 10-year terms of the options. The 5% and 10% assumed rates of appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of future Common Stock prices.

(4) The options granted to Mr. and Mrs. Currier during 1996 were canceled in April 1997.

(5) Mr. Tarolla resigned from the Company on March 28, 1997. Pursuant to the Amended and Restated 1992 Option Plan, vested options not exercised upon termination expire three months after the date of termination.


Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Values

The following table sets forth the shares acquired and the value realized upon exercise of stock options during 1996 by the Named Executives and certain information concerning the number and value of unexercised options.


                                     Number of
                                     Securities           Value of
                                     Underlying          Unexercised
                                     Unexercised        In-the-Money
                                     Options at           Options at
                                     FY-End (#)        FY-End ($) (1)
                                 --------------------------------------
               Shares
               Acquired
               on       Value
               Exercise Realized  Exercis-  Unexer-   Exercis-  Unexer-
Name           (#)      ($)        able    cisable     able    cisable
-----------------------------------------------------------------------
Kenneth P.
Currier  (2)..      --      --    189,583   29,167  549,010    73,647
Susan A.
Currier  (2)..      --      --    189,583   29,167  549,010    73,647
Charles H.
Murphy........      --      --      5,000   45,000       --        --
Timothy R.
Leary.........      --      --     28,925   28,645   87,564    51,853
Kenneth J.
Tarolla.......      --      --     15,313   34,687    7,688    10,763
---------------

(1) Based on the fair market value of the Common Stock on December 31, 1996 ($3.375 per share), less the aggregate option exercise price. Options are in-the-money if the market value of the shares covered thereby is greater than the option exercise price.

(2) Options granted to Kenneth P. Currier and Susan A. Currier during 1996 were canceled in April 1997 and are therefore excluded from this table. Information regarding these grants, however, is provided in the table entitled "Option Grants in Last Fiscal Year".


Compensation Committee Interlocks and Insider Participation

As of April 21, 1997, the members of the Compensation Committee of the Board of Directors were Stephen J. Clearman and A. Bruce Johnston. Messrs. Clearman and Johnston are each associated with an investment partnership which owns Common Stock and which previously held shares of preferred stock of the Company and subordinated notes issued by the
Company.   During  1995,  the  Company   redeemed  all  of  the  outstanding
preferred stock and repaid all of its subordinated indebtedness. See "Certain Relationships and Related Transactions". No executive officers of the Company serve on the Compensation Committee.


Employment Agreements

As of February 23, 1995, the Company entered into employment agreements with each of Kenneth P. Currier and Susan A. Currier pursuant to which they are employed as Chief Executive Officer and President of the Company, respectively. These employment agreements currently provide for the payment of an annual salary to each of the Curriers in 1996, which is subject to change by the Compensation Committee of the Board of Directors.

These employment agreements also entitle each of the Curriers to receive annual cash bonuses in amounts, and based upon the achievement of Company objectives, established from year-to-year by the Compensation Committee. These agreements are subject to automatic one-year extensions on each December 31st unless earlier terminated by either the executive or the
Company.  Under  the  employment   agreements,   each  of  the  Curriers  is
entitled to severance benefits equal to six months salary and benefits plus a pro rated cash bonus in the event of either a termination of their employment by the Company without cause or a termination by the executive in response to certain changes in the executive's employment circumstances, subject to increase to one-year's salary and benefits plus a pro rated cash bonus after a change in control of the Company (as defined in the agreements) in the event of either a termination of employment by the Company without cause or a termination by the executive in response to certain changes in the executive's employment circumstances.

Item 12.Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, to the best knowledge and belief of the Company, certain information regarding the beneficial ownership of the Company's Common Stock as of April 21, 1997 by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each of the Company's Directors, (iii) each of the Named Executive Officers and (iv) all of the Company's executive officers and Directors as a group.


                                                Shares      Percent
Directors, Executive Officers                Beneficially     of
     and 5% Stockholders                       Owned(1)     Class(2)

TA Associates Group.......................  1,989,252 (3)   26.5%
  High Street Tower, Suite 2500
  125 High Street
  Boston, MA  02110

Geocapital II, L.P........................    691,545       9.2%
  One Bridge Plaza
  Fort Lee, NJ  07024

JMI Equity Fund, L.P......................    470,287       6.3%
  1414 South West Freeway, Suite 6200
  Sugarland, TX  77478

Waddell & Reed, Inc.......................    564,000 (4)   7.5%
  2001 Third Avenue South
  Birmingham, AL  35233

Granahan Investment Management, Inc.......    525,750 (5)   7.0%
  275 Wyman Street, Suite 270
  Waltham, MA  02154

Putnam Investments, Inc...................    455,300 (6)   6.1%
  One Post Office Square
  Boston, MA  02109

Hambrecht & Quist Group...................    452,242 (7)   6.0%
  One Bush Street
  San Francisco, CA  94104

T. Rowe Price Associates, Inc.............    382,500 (8)   5.1%
  100 East Pratt Street
  Baltimore, MD  21202

Kenneth P. Currier........................    725,166 (9)   9.2%
Susan A. Currier..........................    725,166(10)   9.2%
A. Bruce Johnston.........................      3,213(11)   *
Stephen J. Clearman.......................    691,545(12)   9.2%
Charles E. Noell III......................    470,287(13)   6.3%
William H. Lane III.......................         --       --
Charles H. Murphy.........................     11,250(14)   *
Kenneth J. Tarolla........................     18,063(15)   *
Timothy R. Leary..........................     64,063(16)   *
Michael A. Appel..........................      6,563(17)   *
Anne E. Aitken............................         --       --
All directors and executive officers as
 a group (11 persons).....................  1,990,150(18)   24.9%
_____________________________
* Represents less than 1% of the outstanding shares.

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options that are currently exercisable or exercisable within 60 days of March 31, 1997 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the purpose of an other person.

(2) Applicable percentage of ownership is based on 7,514,679 shares of Common Stock outstanding as of March 31, 1997 together with applicable options for each stockholder.

(3) Includes 1,136,310 shares of Common Stock held by Advent VI L.P., 510,064 shares held by Advent Atlantic and Pacific II L.P., 184,181 shares held by Advent Industrial II L.P., 141,685 shares held by Advent New York L.P., and 17,002 shares held by TA Venture Investors, L.P. The respective general partners of Advent VI L.P., Advent Atlantic and Pacific II L.P., Advent Industrial II L.P., Advent New York L.P. and TA Venture Investors L.P. (collectively, the "TA
    Associates Group") exercise sole investment and voting power with respect to shares of Common Stock held by such entities. A. Bruce Johnston, a Director of the Company, is a Principal of TA Associates.

(4) As reported in a Schedule 13G dated January 31, 1997 and filed with the Securities and Exchange Commission jointly by Waddell & Reed, Inc., Waddell & Reed Investment Management Company, Waddell & Reed Asset Management Company, Waddell & Reed Financial Services, Inc., Torchmark Corporation, United Investors Management Company, and Liberty National Life Insurance Company.

(5) As  reported  in a Schedule  13G dated  January  31, 1997 and filed with the Securities and Exchange Commission, these securities are owned by various individual and institutional investors (including Vanguard Explorer Fund, Inc., which owns 445,500 of such shares) for which Granahan Investment Management, Inc. serves as investment adviser with power to direct investments and/or sole power to vote the securities. For purposes of the reporting requirements of the Securities Exchange Act of 1934, Granahan Investment Management, Inc. is deemed to be a beneficial owner of such securities; however, Granahan Investment Management, Inc. expressly disclaims that it is, in fact, the beneficial owner of such securities.

(6) As  reported  in a Schedule  13G dated  January  27, 1997 and filed with the Securities and Exchange Commission, these securities are owned by various individual and institutional investors for which Putnam Investments, Inc. serves as investment adviser with power to direct investments and/or sole power to vote the securities. For purposes of the reporting requirements of the Securities Exchange Act of 1934, Putnam Investments, Inc. is deemed to be a beneficial owner of such securities; however, Putnam Investments, Inc. expressly disclaims that it is, in fact, the beneficial owner of such securities.

(7) As reported in a Schedule 13D dated April 7, 1997 and filed with the Securities and Exchange Commission jointly by Hambrecht & Quist Group, Hambrecht & Quist California, Hambrecht & Quist L.L.C. and Daniel H. Case III.

(8) As reported in a Schedule 13G dated February 14, 1997 and filed with the Securities and Exchange Commission, these securities are owned by various individual and institutional investors for which T. Rowe Price Associates, Inc. serves as investment adviser with power to direct investments and/or sole power to vote the securities. For purposes of the reporting requirements of the Securities Exchange Act of 1934, T. Rowe Price Associates, Inc. is deemed to be a beneficial owner of such securities; however, T. Rowe Price Associates, Inc. expressly disclaims that it is, in fact, the beneficial owner of such securities.

(9) Includes 362,583 shares of Common Stock beneficially owned by Mr. Currier's wife, Susan A. Currier, as to which Mr. Currier disclaims beneficial ownership, 76,000 shares beneficially owned by Mr. and Ms. Currier jointly and 197,083 shares which Mr. Currier may acquire upon the exercise of stock options within 60 days of March 31, 1997.

(10)Includes 362,583 shares of Common Stock beneficially owned by Ms. Currier's husband, Kenneth P. Currier, as to which Ms. Currier disclaims beneficial ownership, 76,000 shares beneficially owned by Mr. and Ms. Currier jointly and 197,083 shares which Ms. Currier may acquire upon the exercise of stock options within 60 days of March 31, 1997.

(11)Represents 3,213 shares of Common Stock beneficially owned by A. Bruce
    Johnston     through TA Venture Investors L.P. which are included in the
    17,002 shares described in footnote (2) above as being owned by TA Venture Investors L.P. Does not include any shares beneficially owed by Advent VI L.P., Advent Atlantic and Pacific II L.P., Advent Industrial
    II L.P. or Advent New York L.P., or the remainder of the shares described in footnote (2) above as being owned by TA Venture Investors L.P., as to which Mr. Johnston disclaims beneficial ownership.

(12)Includes 691,545 shares of Common Stock held by Geocapital II, L.P. Stephen
    J. Clearman, BVA Associates, James Harrison and Irwin Lieber are the general partners (the "Geocapital General Partners") of Softven
    Management which is the sole general partner of Geocapital II, L.P., and share voting and investment power with respect to these shares.
    The Geocapital General Partners disclaim beneficial ownership of such shares, except to the extent of each partner's proportionate pecuniary interest therein.

(13)Includes 470,287 shares of Common Stock held by JMI Equity Fund, L.P. Charles E. Noell III, Harry S. Gruner, Anthony Moores and Norris van den Berg are the general partners (the "JMI General Partners") of JMI Partners, L.P., which is the sole general partner of JMI Equity Fund, L.P., and share voting and investment power with respect to such shares. The
    JMI General Partners disclaim beneficial ownership of such shares, except to the extent of each partner's proportionate pecuniary interest therein.

(14)Consists of 11,250 shares of Common Stock which Mr. Murphy may acquire upon the exercise of stock options within 60 days of March 31, 1997.

(15)Consists of 18,063 shares of Common Stock which Mr.Tarolla may acquire upon the exercise of stock options within three months of March 28, 1997, the date of Mr. Tarolla's resignation from the Company.

(16)Includes 46,633 shares which Mr. Leary may acquire upon the exercise of stock options within 60 days of March 31, 1997.

(17)Consists of 2,500 shares of Common Stock which Mr. Appel may acquire upon the exercise of stock options within 60 days of March 31, 1997.

(18)Includes approximately 475,737 shares which may be acquired upon the exercise of stock options within 60 days of March 31, 1997.

Item 13.     Certain Relationships and Related Transactions


A. Bruce Johnston, a Director of the Company, is a Principal of TA Associates. Stephen J. Clearman, a Director of the Company, is a general partner of the general partner of Geocapital II, L.P. Charles E. Noell III, a Director of the Company, is a general partner of the general partner of JMI Equity Fund, L.P. Kenneth and Susan Currier, who are married to one another, are Directors and the Chief Executive Officer and President of the Company, respectively.

The Company has a policy whereby all transactions between the Company and its officers, directors and affiliates (other than employment and compensation matters) will be reviewed by the Audit Committee of the Company's Board of Directors or a comparable committee.





                                 SIGNATURE

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          EXPERT SOFTWARE, INC.

Date:  May 21, 1997                       By:  /s/ CHARLES H. MURPHY
                                               Charles H. Murphy
                                               Chief Financial Officer
                                               (Principal Financial Officer and
                                                Principal Accounting Officer)