Form 10-Q
period 1997-06-30
EXPERT SOFTWARE INC
filed 1997-08-08
CIK 939730

SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549


                             FORM 10-Q



[X]QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
EXCHANGE ACT                   OF 1934

            For the quarterly period ended June 30, 1997



[  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
EXCHANGE                     ACT OF 1934


         For the transition period from _______ to  ________



                   Commission File Number  0-25646





                        EXPERT SOFTWARE, INC.

   State of Delaware  --  I.R.S. Employer Identification No.:  65-0359860
                         800 Douglas Road
                    Executive Tower, Suite #750
                      Coral Gables, FL 33134
                          (305) 567-9990



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

As of July 31, 1997, there were 7,521,804 shares of the Registrant's Common Stock, $ .01 par value, outstanding.

                The exhibit index is on page 14.

                          Page 1 of 16.

                       EXPERT SOFTWARE, INC.

                        INDEX TO FORM 10-Q

                  Six Months Ended June 30, 1997





                                                               Page
                                                              ------
Part I - Financial Information
Item 1.  Financial Statements.
  Condensed Consolidated Balance Sheets as of
    June 30, 1997 and December 31, 1996...........................4
  Condensed Consolidated Statements of Operations for the
    Three Months and Six Months Ended June 30, 1997 and 1996......5
  Condensed Consolidated Statements of Cash Flows for the
    Six Months Ended June 30, 1997 and 1996.......................6
  Notes to Condensed Consolidated Financial Statements............7
Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations...............................8


Part II -- Other Information
Item 4.  Submission of Matters to a Vote of Security Holders.....13
Item 6.  Exhibits and Reports on Form 8-K........................14

Signatures.......................................................14







  This Form 10-Q  contains  forward-looking  statements  within  the  meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Factors that might cause such a difference are discussed in the section entitled "Factors Affecting Future Operating Results" on page 13 of this Form 10-Q.

                  PART I -- FINANCIAL INFORMATION


Item 1.  Financial Statements.


                             EXPERT SOFTWARE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                       June 30, December 31,
                                        1997       1996
                                       -------    -------
                ASSETS                (unaudited)
CURRENT ASSETS:
   Cash and equivalents...............  $4,736     $2,959
   Accounts receivable, net...........   2,341      3,775
   Inventories, net...................   1,201      1,256
   Income taxes receivable............   1,880      2,397
   Prepaid expenses...................     632        425
   Deferred income taxes..............   2,248      2,616
                                       -------    -------
      Total current assets............  13,038     13,428
PROPERTY AND EQUIPMENT, net...........   1,533      1,897
DEFERRED INCOME TAXES.................   3,586      3,586
ACQUIRED INTANGIBLES, net.............      97        166
                                       -------    -------
      Total assets.................... $18,254    $19,077
                                       =======    =======

 LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable...................  $1,739     $3,226
   Accrued expenses...................   5,353      5,038
   Current portion of capital lease
     obligations......................      67         88
                                       -------    -------
      Total current liabilities.......   7,159      8,352
                                       -------    -------
OTHER OBLIGATIONS, net of current
  portion.............................      --        300
                                       -------    -------
STOCKHOLDERS' EQUITY:
   Preferred stock....................      --         --
   Common stock.......................      75         75
   Additional paid-in capital.........  23,242     23,198
   Accumulated deficit................ (12,222)   (12,848)
                                       -------    -------
      Total stockholders' equity......  11,095     10,425
                                       =======    =======
      Total liabilities and
stockholders' equity.................. $18,254    $19,077
                                       =======    =======



 The accompanying notes to condensed financial statements are an integral part of these balance sheets.

                      EXPERT SOFTWARE, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         (In thousands, except per share and share data)
                           (Unaudited)




                                Three Months Ended   Six Months Ended
                                     June 30,            June 30,
                                 ---------------    -----------------
                                   1997    1996       1997     1996
                                 -------- ------    -------  --------

NET REVENUES.....................$7,075   $6,354    $15,101   $16,737
                                 ------   ------    -------   -------
OPERATING COSTS AND EXPENSES:
  Cost of revenues............... 2,649    6,851      5,784    10,744
  Marketing and sales............ 2,268    2,632      4,695     5,294
  General and administrative..... 1,109    3,029      2,324     4,783
  Development....................   743      890      1,383     1,750
  Loss on impairment of
  intangible assets..............    --    5,700         --     5,700
                                 ------   ------    -------   -------
    Total operating costs and
     expenses.................... 6,769   19,102     14,186    28,271
                                 ------   ------    -------   -------

    Operating income (loss)......   306  (12,748)       915   (11,534)

Other income, net................    50       29         79        69
                                 ------   ------    -------   -------

  Income (loss) before provision
    (benefit) for income taxes...   356  (12,719)       994   (11,465)

Provision (benefit) for income
   taxes.........................   132   (4,727)       368    (4,268)
                                 ------   ------    -------   -------

  Net income (loss)..............  $224  $(7,992)     $ 626   $(7,197)
                                 ======   ======    =======   =======

  Net income (loss) per share
   of common stock..............   $.03  $ (1.07)     $ .08   $ (.096)
                                 ======   ======    =======   =======

Weighted average number of
 common stock and stock
 equivalents outstanding........  8,019    7,481      7,957     7,481
                                 ======   ======    =======   =======















 The accompanying notes to condensed financial statements are an integral part of these statements.

                      EXPERT SOFTWARE, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands)
                           (Unaudited)

                                      Six Months Ended June 30,
                                      ------------------------
                                           1997       1996
                                       ----------- ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)....................... $   626     $(7,197)
Adjustments to reconcile net income
(loss) to net cash provided by (used
in) operating activities:
  Depreciation of property and
   equipment............................     400         488
  Amortization of acquired intangibles..      69         473
  Loss on impairment of assets..........      --       5,700
  Deferred income tax provision
   benefit).............................     368      (3,472)
Changes in current assets and
liabilities:
 (Increase) decrease in accounts
   receivable...........................   1,434       3,375
 (Increase) decrease in income tax
   receivable...........................     517      (1,401)
 (Increase) decrease in inventories.....      55       1,612
 (Increase) decrease in prepaid
   expenses.............................    (207)       (362)
 (Increase) decrease in other assets....      --           7
  Increase (decrease) in accounts
   payable..............................  (1,487)        401
  Increase (decrease) in accrued
   expenses.............................     315        (188)
  Increase (decrease) in income taxes
   payable..............................      --      (2,144)
  Increase (decrease) in other
   obligations..........................    (300)         --
                                         -------     -------
    Net cash provided by (used in)
     operating activities...............   1,790      (2,708)
                                         -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Maturities of marketable securities...     --        6,222
  Purchases of property and equipment...     (36)       (594)
                                         -------     -------
    Net cash provided by (used in)
     investing activities...............     (36)      5,628
                                         -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Stock options exercised...............      44          43
  Borrowings under capital lease
   obligations..........................      --          89
  Payments on capital lease
   obligations..........................     (21)        (67)
                                         -------     -------
    Net cash provided by financing
     activities.........................      23          65
                                         -------     -------
    Net increase in cash and
     equivalents........................   1,777       2,985
CASH AND EQUIVALENTS, beginning of
   period...............................   2,959         912
                                         -------     -------
CASH AND EQUIVALENTS, end of period.....  $4,736     $ 3,897
                                         =======     =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
  Cash paid during the period for
   interest.............................  $    3     $    19
                                         =======     =======
  Cash paid during the period for
   income taxes......................... $   --       $2,748
                                         =======     =======

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                       EXPERT SOFTWARE, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           June 30, 1997
                            (Unaudited)

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

In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 1997, and the results of operations and cash flows for the three months and six months ended June 30, 1997 and 1996. In addition to the normal recurring accruals, as previously reported, material adjustments were recorded to the financial statements for the three months ended June 30, 1996. As more fully discussed in Part I, Item 2, these adjustments included recognizing a loss from the impairment of intangible assets, recording inventory losses, and providing additional allowances against accounts receivable for possible future returns from customers and for doubtful accounts. Results of operations and cash flows for the period ending June 30, 1997, are not necessarily indicative of the results of operations of the entire fiscal year.

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

3.    INVENTORIES

Inventories consisted of the following as of June 30, 1997, and December 31, 1996, (in thousands):

                                   1997      1996
                                 -------   -------
       Finished goods............ $  968    $1,101
       Raw materials.............    233       155
                                 -------   -------
                                  $1,201    $1,256
                                 =======   =======

4. NEWLY ISSUED ACCOUNTING STANDARD

In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share, which is required to be adopted as of December 31, 1997.
Upon adoption, all prior earnings per share amounts are required to be retroactively restated.

The computation under SFAS No. 128 differs from the primary and fully diluted earnings per share computed under APB Opinion No. 15 primarily in the manner in which potential common stock is treated. Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding. In the computation of diluted earnings per share, the weighted-average number of common shares outstanding is adjusted for the effect of all potential common stock.

The pro forma basic and diluted earnings per share computed according to SFAS No. 128 for the quarter ended June 30, 1997, are $.03 each. The pro forma basic and diluted earnings per share computed according to SFAS No. 128 for the quarter ended June 30, 1996 are $(1.07) each.




Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.


Results of Operations

   The following table sets forth certain statement of operations data as a percentage of net revenues, for comparative purposes, for the periods indicated.


                                         Three Months    Six Months
                                            Ended          Ended
                                          June 30,        June 30,
                                        -------------  --------------
                                         1997   1996    1997    1996
                                        ------ ------  ------  ------

     Net revenues....................... 100%   100%    100%    100%
                                        ------ ------  ------  ------
     Operating costs and expenses:
       Cost of revenues.................  37    108      38      64
       Marketing and sales..............  32     41      31      32
       General & administrative.........  16     48      15      29
       Development......................  11     14       9      10
       Loss on impairment of intangible
        assets..........................  --     90      --      34
                                        ----   ----    ----    ----
                                          96    301      94     169
                                        ----   ----    ----    ----
     Operating income (loss)............   4   (201)      6     (69)
     Other income (expense).............   1     --       1      --
                                        ----   ----    ----    ----
     Income (loss) before provision
       (benefit) for income taxes.......   5   (201)      7     (69)
     Provision (benefit) for income
        taxes...........................   2    (75)      3     (26)
                                        ----   ----    ----    ----

     Net income (loss)..................   3%   (126)%    4%    (43)%
                                        ====   =====   =====   ====

General Comments Regarding 1996 Results of Operations

Results for the three months ended June 30, 1996, included provisions for potential excess inventories of $2.6 million and a reduction in the estimated inventory value for product returned of $1.4 million; an increase in estimated product returns that exceeded expectations by $0.5 million; an increase in the provision for doubtful accounts of $1.0 million; and losses recorded in connection with the Swfte acquisition totaling $5.7 million. The slowdown in retail sales resulted in the Company not meeting sales objectives, which
contributed  to  excess  inventories.   In  addition,  the  Company  experienced
temporary difficulties in the implementation of new management information systems which contributed to purchasing higher levels of inventory than were necessary in the normal course of business. Additionally, higher levels of returns resulted in increased inventory. Based on the foregoing, management determined that the value assigned to the returned goods should be lower than that assigned in prior periods, and reserves for potential excess inventories should be increased, causing an increase in the cost of revenues.

Additionally, the products obtained in the Swfte acquisition were selling at levels substantially below projected levels. Together with other developments which are described below under "Loss on Impairment of Intangibles", these events led management to record during the second quarter of 1996 a material loss on the impairment of the intangible assets arising from the Swfte acquisition. This loss included additional reserves for returns and marketing allowances against the acquired accounts receivable, additional reserves against the acquired inventories, adjustments to fixed assets, and accruals for guaranteed royalty agreements entered into prior to the acquisition that are not expected to be recouped in the ordinary course of business. See the discussion at "Loss on Impairment of Intangibles" below for further information on these adjustments.


Comparison of Three Months Ended June 30, 1997 and 1996

Net Revenues. Net revenues for the three months ended June 30 increased to $7.1 million in 1997 from $6.4 million in 1996, an increase of $0.7 million, or 11%. Net revenues increased both domestically and internationally. International revenues represented 29% and 24% of net revenues in 1997 and 1996, respectively. The increase in net revenues was due primarily to increased units sold, and the higher provisions for returns recorded in 1996 and discussed under General Comments above. Average selling prices for the balance of 1997 are not expected to change significantly, although the sales of new premium products which are anticipated beginning in the third quarter are expected to be at higher price points.

Cost of Revenues. Cost of revenues decreased to $2.6 million in 1997 from $6.8 million in 1996, a decrease of $4.2 million, or 61%, due primarily to the provisions of $2.6 million and $1.4 million recorded in 1996 and discussed under General Comments above. As a percentage of net revenues, cost of revenues represented 37% and 108% of net revenues in 1997 and 1996, respectively. Cost of revenues consists primarily of product costs (printed material, boxes, disk and CD costs, assembly and shipping), freight charges, reserves for excess and obsolete inventories, and royalties to outside programmers and content providers. The Company expects cost of revenues in future periods will increase over those in the current quarter due to anticipated mix changes favoring boxed products, which have higher packaging and freight costs. The Company believes that retailers prefer such boxed products due to their additional marketing content and appeal.

Marketing and Sales. Marketing and sales expense decreased to $2.3 million in 1997 from $2.6 million in 1996, a decrease of $0.3 million, or 14%, and decreased as a percentage of net revenues to 32% of net revenues in 1997 from 41% in 1996. This decrease was primarily the result of lower promotional and advertising costs. As a result of not meeting sales expectations in 1996, marketing costs represented a higher percentage of revenues in 1996 than in 1997. The Company's marketing spending consists principally of activities to promote the Company's products and brand name, including costs to promote and support the Company's growing international sales, in-store promotions, and personnel costs. The Company intends to continue to launch new marketing promotions and to hire additional personnel as needed. As a result the Company expects marketing and sales expenses to increase in dollar amount and as a percentage of revenues in the future.

General and Administrative. General and administrative ("G&A") expense decreased to $1.1 million in 1997 from $3.0 million in 1996, a decrease of $1.9 million, or 63%, and decreased as a percentage of net revenues to 16% in 1997 from 48% in 1996. This decrease was primarily due to decreased provisions for doubtful accounts and decreased legal costs. Provisions for doubtful accounts in 1996 included the additional $1.0 million adjustment discussed under General Comments above. Legal costs decreased due to the settlement in the fourth quarter of 1996 of litigation involving the former owners of Swfte. The Company expects general and administrative expenses to decrease in 1997 as compared to 1996 as a result of the settlement of the Swfte litigation, and lower bad debt expenses and personnel costs.

Development. Development expense decreased to $0.7 million in 1997 from $0.8 million in 1996, a decrease of $0.1 million, or 16%, and decreased as a percentage of net revenues to 11% of net revenues in 1997 from 14% in 1996. Development expense includes expenses related to product upgrades, new product activities, quality control and customer service support. During the fourth quarter of 1996, the Company reduced development personnel and did not renew the lease for the facilities previously occupied by Swfte, which will help to contain development expenses in future periods. The Company currently believes that the steps taken to reduce development expenses in 1996 will be partially offset by additional costs to develop new brands and titles, including the development of products to take advantage of the Internet and other on-line capabilities. The Company therefore expects development expenses will increase in future periods.

Other Income. Other income, which includes interest income and interest expense, increased to $50,000 in 1997 from $29,000 in 1996, primarily due to the increased balance of interest bearing deposits and investments.

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


Comparison of Six Months Ended June 30, 1997 and 1996

Net Revenues. Net revenues for the six months ended June 30 decreased to $15.1 million in 1997 from $16.7 million in 1996, a decrease of $1.6 million, or 10%. Domestic net revenues in 1997 decreased as a result of a number of factors, including increased competition, a more pronounced seasonality in the business, and retailers keeping tighter inventory levels. International net revenues decreased due to lower sales in the United Kingdom as the Company is transitioning to a new distributor. International revenues represented 23% and 25% of net revenues in 1997 and 1996, respectively. Average selling prices for the balance of 1997 are not expected to change significantly, although the sales of new premium products which are anticipated beginning in the third quarter are expected to be at higher price points.

Cost of Revenues. Cost of revenues decreased to $5.8 million in 1997 from $10.7 million in 1996, a decrease of $4.9 million, or 46%, and decreased as a percentage of net revenues to 38% in 1997 from 64% in 1996. This decrease was primarily due to the provisions of $2.6 million and $1.4 million recorded in 1996 and discussed under General Comments above. Cost of revenues consists primarily of product costs (printed material, boxes, disk and CD costs, assembly and shipping), freight charges, reserves for excess and obsolete inventories and royalties to outside programmers and content providers. The Company expects cost of revenues in future periods will increase over those in the current quarter due to anticipated mix changes favoring boxed products, which have higher packaging and freight costs. The Company believes that retailers prefer such boxed products due to their additional marketing content and appeal.

Marketing and Sales. Marketing and sales expense decreased to $4.7 million in 1997 from $5.3 million in 1996, a decrease of $0.6 million, or 11%, and decreased as a percentage of net revenues to 31% of net revenues in 1997 from 32% in 1996. This decrease was primarily the result of lower promotional and advertising costs. As a result of not meeting sales expectations in 1996, marketing costs represented a higher percentage of revenues in 1996 than in 1997. The Company's marketing spending consists principally of activities to promote the Company's products and brand name, including costs to promote and support the Company's growing international sales, in-store promotions and personnel costs. The Company intends to continue to launch new marketing promotions and to hire additional personnel as needed. As a result the Company expects marketing and sales expenses to increase in dollar amount and as a percentage of revenues in the future.

General and Administrative. General and administrative ("G&A") expense decreased to $2.3 million in 1997 from $4.8 million in 1996, a decrease of $2.5 million, or 51%, and decreased as a percentage of net revenues to 15% from 29%, respectively. This decrease was primarily due to decreased provisions for doubtful accounts, decreased legal costs, and decreased amortization expense. Provisions for doubtful accounts in 1996 included the additional $1.0 million adjustment discussed under General Comments above. Legal costs decreased due to the settlement in the fourth quarter of 1996 of litigation involving the former owners of Swfte. Amortization decreased due to the write-off in the second quarter of 1996 of a substantial portion of the intangible assets associated with the acquisition of Swfte. The Company expects general and administrative expenses to decrease in 1997 as compared to 1996 as a result of the settlement of the Swfte litigation, and lower bad debt expenses and personnel costs.

Development. Development expense decreased to $1.4 million in 1997 from $1.8 million in 1996, a decrease of $0.4 million, or 21%, and decreased as a percentage of net revenues to 9% of net revenues in 1997 from 10% in 1996. Development expense includes expenses related to product upgrades, new product activities, quality control and customer service support. During the fourth quarter of 1996, the Company reduced development personnel and did not renew the lease for the facilities previously occupied by Swfte, which will help to contain development expenses in future periods. The Company currently believes that the steps taken to reduce development expenses in 1996 will be partially offset by additional costs to develop new brands and titles, including the development of products to take advantage of the Internet and other on-line capabilities.

Loss on Impairment of Intangibles. During the three months ended June 30, 1996, management reevaluated the carrying value of the intangible assets recorded in connection with the November 1995 acquisition of Swfte. These intangible assets consisted of acquired software technology, a license agreement to use the BicycleAE brand name in certain card game software, the assembled workforce acquired, and Swfte's customer list. This reevaluation of the intangible assets was necessitated by management's determination based on then-recent results of operations that the expected sales and cash flows from the acquired assets would be substantially lower than had been previously expected.

The acquired Swfte products originally projected to generate the most significant sales and cash flows were selling at substantially lower than expected rates. Certain of those titles faced new competition from other publishers, which had taken market share away from those titles. In particular, the card games category had become more competitive as a result of marketing efforts by Sierra On Line and others. Additionally, certain other acquired titles were released shortly before the acquisition of Swfte. Based on low sales rates, some retailers were discontinuing certain of these titles and management determined their expected future sales were minimal.

A  significantly  higher  level of returns  was  experienced  with the  products acquired in the acquisition over the rate of returns experienced with the Company's other products. Management believes that certain titles were sold into the distribution and retail channel prior to the acquisition at higher rates than were supported by sales through to the end users. This prompted distributors and retailers to return these products. This overstock of product and returns experience had, in management's judgment, damaged the market receptiveness to the acquired products and reduced their expected future sales levels.

Lower than expected acceptance of the acquired products, together with the terminations of personnel in connection with closing the Swfte facilities in Delaware to consolidate all operations at the Company's headquarters in Florida, caused management to write-off the value originally ascribed to the workforce in place.

Value was originally ascribed to Swfte's customer list based upon management's assessment of the value of Swfte's experience in dealing with certain educational channels and bookstores. Due to the lower than expected sales rates and higher than expected returns rates for the acquired products, management no longer believed this to be true, and accordingly wrote-off the costs assigned to the customer list.

These factors were determined not to be short-term or temporary in nature, causing management to reduce the carrying value of the intangible assets by $3.5 million. Management also determined that the lower demand for the acquired products and customer claims for pre-acquisition cooperative marketing and price protection credits required an additional provision for reserves for returns of $1.1 million higher than originally provided on the acquired accounts receivable; and a provision for reserves $0.2 higher than originally provided on the acquired inventory. Such provisions were recorded during the three months ended June 30, 1996, and are included in the stated loss on impairment of intangibles. Additionally, the lower than expected sales and higher than expected returns levels on the acquired products indicated that the minimum royalties required under certain contracts and prepaid royalties would not be recouped in the ordinary course of business. Approximately $0.3 million of such royalties were therefore accrued as part of the loss on impairment of intangibles as of June 30, 1996. Similarly, losses on fixed assets and certain other assets determined to have lower values than originally assigned were accrued as part of the loss on impairment of intangibles as of June 30, 1996.

Other Income. Other income, which includes interest income and interest expense, increased to $79,000 in 1997 from $69,000 in 1996, primarily due to the increased balance of interest bearing deposits and investments.

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


Liquidity and Capital Resources

During 1996, the Company experienced a reduction in its stockholders' equity, working capital and ratio of current assets to current liabilities, primarily as a result of net losses realized during that period. Management has responded by reducing expenses, including, among other actions, reducing personnel significantly. With these actions and assuming the continued availability of the Company's revolving line of credit, management believes that it has adequate financial resources for its planned operations through the next twelve months.

As of June 30, 1997, the Company had $5.9 million in working capital, including $4.7 million in cash. To date, the Company has not invested in any financial instruments that involve a high level of complexity or risk. Net cash provided by operating activities was $1.8 million for the six months ended June 30, 1997, primarily due to profitable results of operations, decreased investments in accounts receivable and inventories, and receipt of $0.5 million of income tax refunds from taxes paid in 1996.

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

The Company's federal tax filings with respect to the year ended December 31, 1992 and subsequent years are presently being reviewed by the Internal Revenue Service ("IRS"). The IRS has questioned the allocation of the purchase price made by the Company in connection with the acquisition of assets and business of the Predecessor from Bloc in October 1992, and related royalty and amortization deductions with respect to the acquired assets. In June 1997, the IRS proposed assessments for additional taxes and penalties of approximately $2.0 million plus interest to date of payment. The Company and its special tax counsel believe that it has properly reported its income and paid its taxes in accordance with applicable laws and intends to contest the proposed adjustments vigorously. Management does not believe that the final resolution of the IRS claims will have a material adverse impact on the Company's financial position.

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

Factors Affecting Future Operating Results

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from its historical operating results and from those set forth in the forward-looking statements and may fluctuate between operating periods. Factors that might cause such a differences and fluctuations include, without limitation, the following: the size and rate of growth of the consumer software market and consumer PC market, consolidation of the software industry among both customers and competitors, market acceptance of the Company's products and those of its competitors, competitors' marketing strategies and promotions, development and promotional expenses relating to the introduction of new products, new versions of existing products or new operating systems, evolving distribution channels, currency fluctuations associated with international sales and accounts receivable, the growth in popularity of the Internet and other new technologies which could impact the distribution and purchase of software, product returns, acquisitions of new businesses by the Company and related charges and write-offs, the collectibility of accounts receivable, changes in pricing policies by the Company and its competitors, the accuracy of retailers' forecasts of consumer demand, competition for retail space, consumer confidence, the timing of the receipt of orders from major customers, account cancellations or delays in shipment, future cash flow and working capital requirements, payment of the Company's obligations under the settlement of the litigation with the former owners of Swfte, implementation and expansion of the Company's systems and operations to accommodate the Company's anticipated future revenues, the outcome of current and future examinations by taxing authorities, and other factors. In addition, the consumer software business is seasonal due primarily to the increased demand for consumer software during the year-end holiday buying season. Further, a significant portion of sales within a quarter is typically not realized until late in that quarter. As a result, it may be difficult for the Company to predict its net revenues for the quarter or to quickly adapt its spending levels within a quarter to reflect changes in demand for its products. The market price of the Company's Common Stock has been, and in the future will likely be, subject to significant fluctuations in response to variations in quarterly operating results and other factors, such as announcements of technological innovations or new products by the Company or its competitors, or other events.


                    PART II - OTHER INFORMATION

Item  4.  Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Stockholders of Expert Software, Inc. was held on June 12, 1997, for the purpose of: (i) the election of Stephen J. Clearman and Charles E. Noell III as the two Class II Directors of the Company to serve until the year 2000 Annual Meeting of Stockholders and until their successors are duly elected and qualified; (ii) the ratification of the selection of Arthur Andersen LLP to serve as the Company's independent auditors for 1997; and (iii) the approval of the Company's 1997 Stock Option Plan for Directors and 1997 Stock Option Plan for Officers and Employees. The following table describes the results of the shareholder votes.

                                        Votes      Votes
                                       in Favor   Withheld
                                      ---------  ---------
     Election of Stephen J. Clearman
     as a Class II Director            5,079,683   495,622
     Election of Charles E. Noell III
     as a Class II Director            4,611,396   963,909


                                         Votes     Votes
                                        in Favor  Opposed   Abstain
                                       --------- ---------  -------
     Ratification of the selection of
     Arthur Andersen LLP as
     independent auditors              5,503,718    71,487     100


                                          Votes     Votes
                                        in Favor  Opposed   Abstain
                                       --------- ---------  -------
     Approval of the Company's 1997
     Stock Option Plan for Directors
     and 1997 Stock Option Plan for
     Officers and Employees            4,089,700 1,481,105   4,500



The following directors continue in their respective offices:

Class I Directors--Term Expires 1999: Kenneth P.Currier and A. Bruce Johnson Class III Directors--Term Expires 1998: Susan A. Currier and William H. Lane III


Item  6. Exhibits and Reports on Form 8-K.



(a)                          Exhibit 11.

   Statement regarding computation of earnings per share.

(b)                          Exhibit 27.

   Financial Data Schedule (EDGAR filing only).

(c)                     Reports on Form 8 K.

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


Dated:  August 8, 1997