Form 10-Q
period 1997-09-30
EXPERT SOFTWARE INC
filed 1997-11-14
CIK 939730

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549



                              FORM 10-Q



[X]QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE
ACT                            OF 1934

          For the quarterly period ended September 30, 1997



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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

As of October 31, 1997, there were 7,548,494 shares of the Registrant's Common Stock, $ .01 par value, outstanding.

                  The exhibit index is on page 13.

                           Page 1 of 15.

                        EXPERT SOFTWARE, INC.

                          INDEX TO FORM 10-Q

                 Nine Months Ended September 30, 1997





                                                               Page
                                                              ------
Part I - Financial Information
Item 1.  Financial Statements.
  Condensed Consolidated Balance Sheets as of
    September 30, 1997 and December 31, 1996.....................3
  Condensed Consolidated Statements of Operations for the
    Three Months and Nine Months Ended September 30, 1997
    and 1996.....................................................4
  Condensed Consolidated Statements of Cash Flows for the
    Nine Months Ended September 30, 1997 and 1996................5
  Notes to Condensed Consolidated Financial Statements...........6
Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations..............................7



Part II -- Other Information
Item 5.  Factors That May Affect Future Results.................12
Item 6.  Exhibits and Reports on Form 8-K.......................13

Signatures......................................................13







  This Form 10-Q  contains  forward-looking  statements  within  the  meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Factors that might cause such a difference are discussed in the section entitled "Factors That May Affect Future Results" on page 12 of this Form 10-Q.

                   PART I -- FINANCIAL INFORMATION


Item 1.  Financial Statements.


                           EXPERT SOFTWARE, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                               (In thousands)

                                      September   December 31,
                                           30,
                                          1997        1996
                                       ---------   ---------
                ASSETS                      (unaudited)
CURRENT ASSETS:
   Cash and equivalents...............  $4,979      $2,959
   Accounts receivable, net...........   4,430       3,775
   Inventories, net...................   2,453       1,256
   Income taxes receivable............   1,864       2,397
   Prepaid expenses...................     534         425
   Deferred income taxes..............   1,874       2,616
                                       --------    --------
      Total current assets............  16,134      13,428
PROPERTY AND EQUIPMENT, net...........   1,344       1,897
DEFERRED INCOME TAXES.................   3,586       3,586
ACQUIRED INTANGIBLES, net.............      63         166
                                       --------    --------
      Total assets.................... $21,127     $19,077
                                       ========    ========

 LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable...................  $3,629      $3,226
   Accrued expenses...................   5,632       5,038
   Current portion of capital lease
   obligations........................      57          88
                                       --------    --------

      Total current liabilities.......   9,318       8,352
                                       --------    --------
OTHER OBLIGATIONS, net of current
portion...............................      --         300
                                       --------    --------
STOCKHOLDERS' EQUITY:
   Preferred stock....................      --          --
   Common stock.......................      75          75
   Additional paid-in capital.........  23,319      23,198
   Accumulated deficit................ (11,585)    (12,848)
                                       --------    --------
      Total stockholders' equity......  11,809      10,425
                                       ========    ========
      Total liabilities and
       stockholders' equity........... $21,127     $19,077
                                       ========    ========




  The accompanying notes to condensed financial statements are an integral part of these balance sheets.


                       EXPERT SOFTWARE, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          (In thousands, except per share and share data)
                            (Unaudited)




                                    Three Months          Nine Months
                                       Ended                Ended
                                    September 30,        September 30,
                                    1997     1996        1997     1996
                                  -------- --------    -------- ---------

NET REVENUES...................... $9,035   $6,041     $24,136   $22,778
                                  -------- --------    -------- ---------
OPERATING COSTS AND EXPENSES:
  Cost of revenues................  3,503    2,408       9,287    13,152
  Marketing and sales.............  2,719    2,150       7,414     7,445
  General and administrative......  1,162    3,953       3,485     8,735
  Development.....................    724      978       2,107     2,728
  Loss on impairment of
   intangible assets..............     --       --          --     5,700
                                  -------- --------    -------- ---------
    Total operating costs and
      expenses....................  8,108    9,489      22,293    37,760
                                  -------- --------    -------- ---------

    Operating income (loss).......    927   (3,448)      1,843   (14,982)

Other income, net.................     84       20         162        89
                                  -------- --------    -------- ---------

  Income (loss) before provision
   (benefit) for income taxes....   1,011   (3,428)      2,005   (14,893)

Provision (benefit) for income
    taxes........................     374       --         742    (4,268)
                                  -------- --------    -------- ---------

  Net income (loss)..............    $637   (3,428)    $ 1,263  $(10,625)
                                  ======== ========    ======== =========

  Net income (loss) per share of
    common stock.....             $   .08  $  (.46)    $   .16  $  (1.38)
                                  ======== ========    ======== =========

Weighted average number of
  common stock and stock
  equivalents outstanding........   8,263    7,481       8,059     7,675
                                  ======== ========    ======== =========













  The accompanying notes to condensed financial statements are an integral part of these statements.

                       EXPERT SOFTWARE, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands)
                            (Unaudited)


                                            Nine Months Ended
                                              September 30,
                                          ----------------------
                                             1997        1996
                                          ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss).........................  $1,263    $(10,625)
Adjustments to reconcile net income
(loss) to net cash provided by (used in)
operating activities:
  Depreciation of property and equipment..     601         881
  Amortization of acquired intangibles....     103         508
  Loss on impairment of assets............      --       5,700
  Deferred income tax provision (benefit)      742      (3,472)
  Imputed compensation on stock options...      41          --
Changes in current assets and liabilities:
  (Increase) decrease in accounts
    receivable............................    (655)      2,688
  (Increase) decrease in income tax
    receivable............................     532      (1,401)
  (Increase) decrease in inventories......  (1,197)      2,199
  (Increase) decrease in prepaid expenses.    (108)       (293)
  (Increase) decrease in other assets.....      --          10
  Increase (decrease) in accounts payable.     402        (873)
  Increase (decrease) in accrued expenses.     595       2,316
  Increase (decrease) in income taxes
    payable...............................      (1)     (2,144)
  Increase (decrease) in other
    obligations...........................    (300)         --
                                          ----------  ----------
    Net cash provided by (used in)
     operating activities.................   2,018      (4,506)
                                          ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Maturities of marketable securities.....      --       6,222
  Purchases of property and equipment.....     (48)       (750)
                                          ----------  ----------
    Net cash provided by (used in)
      investing activities................     (48)      5,472
                                          ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Stock options exercised.................      81          43
  Borrowings under capital lease
   obligations............................      --         102
  Payments on capital lease obligations...     (31)       (100)
                                          ----------  ----------
    Net cash provided by financing
     activities...........................      50          45
                                          ----------  ----------

    Net increase in cash and equivalents     2,020       1,010
CASH AND EQUIVALENTS, beginning of period    2,959         912
                                          ----------  ----------
CASH AND EQUIVALENTS, end of period.......  $4,979     $ 1,922
                                          ==========  ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
  Cash paid during the period for
   interest............................... $     4     $    27
                                          ========== ==========

  Cash paid during the period for income
   taxes.................................. $    --    $  2,748
                                          ========== ==========

  The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                        EXPERT SOFTWARE, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          September 30, 1997
                             (Unaudited)

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

In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 1997, and the results of operations and cash flows for the three months and nine months ended September 30, 1997 and 1996. In addition to the normal recurring accruals, as previously reported, material adjustments were recorded to the financial statements for the nine months ended September 30, 1996. As more fully discussed in Part I, Item 2, these adjustments included recognizing a loss from the impairment of intangible assets, recording inventory losses, and providing additional allowances against accounts receivable for possible future returns from customers and for doubtful accounts. Results of operations and cash flows for the period ending September 30, 1997, are not necessarily indicative of the results of operations of the entire fiscal year.

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

3.    INVENTORIES

Inventories consisted of the following as of September 30, 1997, and December 31, 1996, (in thousands):


                                   1997      1996
                                ---------- ---------
       Finished goods............ $2,036    $1,101
       Raw materials.............    417       155
                                ---------- ---------
                                  $2,453    $1,256
                                ========== =========



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

The pro forma basic and diluted earnings per share computed according to SFAS No. 128 for the quarter ended September 30, 1997, are $.08 each. The pro forma basic and diluted earnings per share computed according to SFAS No. 128 for the quarter ended September 30, 1996 are $(.46) each.




Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations.


Results of Operations

The following table sets forth certain statement of operations data as a percentage of net revenues, for comparative purposes, for the periods indicated.




                                        Three Months   Nine Months
                                            Ended         Ended
                                        September 30, September 30,
                                        ------------- ---------------
                                         1997   1996   1997   1996
                                        ------ ------ ------ -------

     Net revenues....................... 100%    100%   100%   100%
                                        ------ ------ ------ -------
     Operating costs and expenses:
       Cost of revenues.................  39      40     38      58
       Marketing and sales..............  30      36     31      33
       General & administrative.........  13      65     14      38
       Development......................   8      16      9      12
       Loss on impairment of intangible
        assets..........................  --      --     --      25
                                        ------ ------ ------  ------
                                          90     157     92     166
                                        ------ ------ ------  ------

     Operating income (loss)............  10     (57)     8     (66)

     Other income (expense).............   1      --     --       1
                                         ----- ------ ------  ------

     Income (loss) before provision
     (benefit) for income taxes.........  11     (57)     8     (65)
     Provision (benefit) for income
     taxes..............................   4      --      3     (18)
                                        ------ ------ ------  ------

     Net income (loss)..................   7%    (57)%    5%   (47)%
                                        ====== ====== ======  ======


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


Comparison of Three Months Ended September 30, 1997 and 1996

Net Revenues. Net revenues for the three months increased to $9.0 million in 1997 from $6.0 million in 1996, an increase of $3.0 million, or 50%. Net revenues increased both domestically and internationally, due primarily to increased units sold. International revenues represented 23% of net revenues in 1997 and 1996.

Cost of Revenues. Cost of revenues for the three months increased to $3.5 million in 1997 from $2.4 million in 1996, an increase of $1.1 million, or 46%, due primarily to increased sales volume. As a percentage of net revenues, cost of revenues represented 39% and 40% of net revenues in 1997 and 1996, respectively. Cost of revenues consists primarily of product costs (printed material, boxes, disk and CD costs, assembly and shipping), freight charges, reserves for excess and obsolete inventories, and royalties to outside programmers and content providers. The Company expects cost of revenues in future periods will increase over those in the prior year due to anticipated mix changes favoring boxed products, which have higher packaging and freight costs. The Company believes that retailers prefer such boxed products due to their additional marketing content and appeal.

Marketing and Sales. Marketing and sales expense for the three months increased to $2.7 million in 1997 from $2.1 million in 1996, an increase of $0.6 million, or 26%, and decreased as a percentage of net revenues to 30% in 1997 from 36% in 1996. This decrease was primarily the result of lower promotional and advertising costs. As a result of not meeting sales expectations in 1996, marketing costs represented a higher percentage of revenues in 1996 than in 1997. The Company's marketing spending consists principally of activities to promote the Company's products and brand name, including costs to promote and support the Company's growing international sales, in-store promotions, and personnel costs. The Company intends to continue to launch new marketing promotions and to hire additional personnel as needed. As a result, the Company expects marketing and sales expenses to increase in dollar amount and as a percentage of revenues in the future.

General and Administrative. General and administrative ("G&A") expense for the three months decreased to $1.1 million in 1997 from $3.9 million in 1996, a decrease of $2.8 million, or 71%, and decreased as a percentage of net revenues to 13% in 1997 from 65% in 1996, primarily due to decreased legal costs. Legal costs decreased due to the settlement in the fourth quarter of 1996 of litigation involving the former owners of Swfte. The Company expects general and administrative expenses to decrease in 1997 as compared to 1996 as a result of the settlement of the Swfte litigation, and lower bad debt expenses and personnel costs.

Development. Development expense for the three months decreased to $0.7 million in 1997 from $0.9 million in 1996, a decrease of $0.2 million, or 26%, and decreased as a percentage of net revenues to 8% of net revenues in 1997 from 16% in 1996. Development expense includes expenses related to product upgrades, new product activities, quality control and customer service support. During the fourth quarter of 1996, the Company reduced development personnel and did not renew the lease for the facilities previously occupied by Swfte, which will help to contain development expenses in future periods. The Company currently believes that the steps taken to reduce development expenses in 1996 will be partially offset by additional costs to develop new brands and titles, including the development of products to take advantage of the Internet and other on-line capabilities. The Company therefore expects development expenses will increase in future periods.

Other Income. Other income, which includes interest income and interest expense, increased to $84,000 in 1997 from $20,000 in 1996, primarily due to the increased balance of interest bearing deposits and investments.

Provision (Benefit) for Income Taxes. The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes, which requires that deferred income taxes be recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting basis at rates based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The effective tax rate used in recording the provision for income taxes was approximately 37% in 1997.


Comparison of Nine Months Ended September 30, 1997 and 1996

Net Revenues. Net revenues for the nine months increased to $24.1 million in 1997 from $22.8 million in 1996, an increase of $1.3 million, or 6%. Domestic net revenues in 1997 increased due primarily to increased units sold. International net revenues decreased due to lower sales in the United Kingdom as the Company is transitioning to a new distributor. International revenues represented 20% and 24% of net revenues in 1997 and 1996, respectively.

Cost of Revenues. Cost of revenues for the nine months decreased to $9.3 million in 1997 from $13.2 million in 1996, a decrease of $3.9 million, or 29%, and decreased as a percentage of net revenues to 38% in 1997 from 58% in 1996. This decrease was primarily due to the provisions of $2.6 million and $1.4 million recorded in 1996 and discussed under General Comments above. Cost of revenues consists primarily of product costs (printed material, boxes, disk and CD costs, assembly and shipping), freight charges, reserves for excess and obsolete inventories and royalties to outside programmers and content providers. The Company expects cost of revenues in future periods will increase over those in the current quarter due to anticipated mix changes favoring boxed products, which have higher packaging and freight costs. The Company believes that retailers prefer such boxed products due to their additional marketing content and appeal.

Marketing and Sales. Marketing and sales expense for the nine months were $7.4 million in 1997 and 1996, and decreased as a percentage of net revenues to 31% of net revenues in 1997 from 33% in 1996. As a result of not meeting sales expectations in 1996, marketing costs represented a higher percentage of revenues in 1996 than in 1997. The Company's marketing spending consists principally of activities to promote the Company's products and brand name, including costs to promote and support the Company's growing international sales, in-store promotions and personnel costs. The Company intends to continue to launch new marketing promotions and to hire additional personnel as needed. As a result, the Company expects marketing and sales expenses to increase in dollar amount and as a percentage of revenues in the future.

General and Administrative. General and administrative ("G&A") expense for the nine months decreased to $3.5 million in 1997 from $8.7 million in 1996, a decrease of $5.2 million, or 60%, and decreased as a percentage of net revenues to 14% from 38%, respectively. This decrease was primarily due to decreased provisions for doubtful accounts, decreased legal costs, and decreased amortization expense. Provisions for doubtful accounts in 1996 included the additional $1.0 million adjustment discussed under General Comments above. Legal costs decreased due to the settlement in the fourth quarter of 1996 of litigation involving the former owners of Swfte. Amortization decreased due to the write-off in the second quarter of 1996 of a substantial portion of the intangible assets associated with the acquisition of Swfte. The Company expects general and administrative expenses to decrease in 1997 as compared to 1996 as a result of the settlement of the Swfte litigation, and lower bad debt expenses and personnel costs.

Development. Development expense for the nine months decreased to $2.1 million in 1997 from $2.7 million in 1996, a decrease of $0.6 million, or 23%, and decreased as a percentage of net revenues to 9% of net revenues in 1997 from 12% in 1996. Development expense includes expenses related to product upgrades, new product activities, quality control and customer service support. During the fourth quarter of 1996, the Company reduced development personnel and did not renew the lease for the facilities previously occupied by Swfte, which will help to contain development expenses in future periods. The Company currently believes that the steps taken to reduce development expenses in 1996 will be partially offset by additional costs to develop new brands and titles, including the development of products to take advantage of the Internet and other on-line capabilities.

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

Other Income. Other income, which includes interest income and interest expense, increased to $162,000 in 1997 from $89,000 in 1996, primarily due to the increased balance of interest bearing deposits and investments.

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


Liquidity and Capital Resources

As of September 30, 1997, the Company had $6.8 million in working capital, including $5.0 million in cash. To date, the Company has not invested in any financial instruments that involve a high level of complexity or risk. Net cash provided by operating activities was $2.0 million for the nine months ended September 30, 1997, primarily due to profitable results of operations and receipt of $0.5 million of income tax refunds from taxes paid in 1996. Management believes that it has adequate financial resources for its planned operations through the next twelve months.

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

                     PART II - OTHER INFORMATION


Item  5.  Factors That May Affect Future Results

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is providing the following cautionary statements identifying important factors that could cause the Company's actual results to differ materially from its historical operating results and from those projected in any forward-looking statements made by, or on behalf of, the Company.

The Company wishes to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual results throughout 1997 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

General Business and Economic Conditions

General business and economic conditions have an impact on the Company's financial results. The Company's customer base, which is largely retailers and distributors for resale to retailers, may be impacted by weak economic conditions and, as a result, may reduce required inventory levels of products purchased from the Company. The Company's customers are not contractually required to make future purchases of the Company's products and therefore could discontinue carrying the Company's products in favor of a competitor's products or for any other reason. The Company's results could be affected by the size and rate of growth of the consumer software market and consumer PC market. The consumer software business is seasonal due primarily to the increased demand for consumer software during the year-end holiday buying season. General business and economic conditions and consumer confidence may impact retail sales of consumer software. Currency fluctuations associated with international sales and accounts receivable may also affect the Company's financial results.

Competition

The market for the Company's products is intensely and increasingly competitive. Existing consumer software companies may broaden their product lines to compete with the Company's products and potential new competitors, including computer hardware and software manufacturers, diversified media companies and book publishing companies, may enter or increase their focus on the consumer software market, resulting in even greater competition for the Company. There has been a consolidation among competitors in the market for the Company's products, and many of the companies with which the Company currently competes or may compete in the future have greater financial, technical, marketing, sales and customer support resources, as well as greater name recognition and better access to consumers, than the Company. The competition for retail space is also likely to increase due to the proliferation of consumer software products and companies.

Dependence on Retailers and Distributors

Retailers and distributors compete in a volatile industry that is subject to rapid change, consolidation, financial difficulty and increasing competition from new distribution channels. Due to increased competition for limited shelf space, retailers and distributors are increasingly in a better position to negotiate favorable terms of sale, including price discounts, promotional support and product return policies. The Company's results may be impacted by the accuracy of retailers' forecasts of consumer demand, the timing of the receipt of orders from major customers, account cancellations or delays in shipment, competitors' marketing strategies and promotions, changes in pricing strategies by the Company or its competitors and the collectibility of accounts receivable. Furthermore, a significant portion of sales within a quarter is typically not realized until late in that quarter. As a result, it may be difficult for the Company to predict is net revenues for the quarter or to quickly adapt its spending levels within a quarter to reflect changes in demand for its products.

Uncertainty of Market Acceptance; Changes in Technology and Industry
Standards

The consumer software industry is undergoing rapid changes, including evolving industry standards, frequent product introductions and changes in consumer requirements and preferences. Consumer preferences are difficult to predict, and few consumer products achieve sustained market acceptance. The Company's financial results will be impacted by market acceptance of the Company's products and those of its competitors, development and promotional expenses relating to the introduction of new products, new versions of existing products or new operating systems, evolving distribution channels, and the growth in popularity of the Internet and other new technologies which could impact the distribution and purchase of software.

Other Factors

In addition to the important factors discussed above, the Company's financial results, financial position and cash flows may be impacted by, among other factors, future cash flow and working capital requirements, implementation and expansion of the Company's systems and operations to accommodate the Company's anticipated future revenues, the outcome of current and future examinations by taxing authorities, and the acquisitions of new businesses by the Company and related charges and write-offs. The market price of the Company's Common Stock has been, and in the future will likely be, subject to significant fluctuations in response to variations in quarterly operating results and other factors, such as announcements of technological innovations or new products by the Company or its competitors, or other events.


Item  6.  Exhibits and Reports on Form 8-K.

(a)Exhibit 11.  Statement regarding computation of earnings per share.

(b)Exhibit 27.  Financial Data Schedule (EDGAR filing only).

(c)Reports on Form 8 K.  None.






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


Dated:  November 14, 1997