Form 10-K
period 1997-12-31
EXPERT SOFTWARE INC
filed 1998-03-30
CIK 939730

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

   [X] Annual Report Pursuant to Section 13 or 15 (d) of the Securities
                           Exchange Act of 1934

                For the fiscal year ended December 31, 1997

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

                             800 Douglas Road
                         North Tower, Sixth Floor
                          Coral Gables, FL 33134
                              (305) 567-9990

     Securities Registered Pursuant to Section 12(b) of the Act: None

        Securities Registered Pursuant to Section 12(g) of the Act:

                Common Stock (par value of $0.01 per share)





Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

The aggregate market value of shares of Common Stock held by non-affiliates of the registrant as of February 24, 1998 was approximately $20,767,000. For purposes of this computation, all executive officers, directors and 5% owners of the registrants have been deemed to be affiliates.

As of March 17, 1998, there were 7,606,342 shares of the Registrant's Common Stock, $ .01 par value, outstanding.


                   DOCUMENTS INCORPORATED BY REFERENCE:

None.

                 Page 1 of 48.
          The exhibit index is on page 42.

                              Index to Items


Part I                                                     Page

Item 1.  Business.............................................3

Item 2.  Properties...........................................8

Item 3.  Legal Proceedings....................................8

Item 4.  Submission of Matters to a Vote of Security
         Holders..............................................8


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

Item 6.  Selected Financial Data.............................10

Item 7.  Management's  Discussion  and Analysis of Financial
         Condition and Results of Operations.................11

Item 8.  Consolidated Financial Statements and
         Supplementary Data..................................18

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.................33


Part III

Item 10. Directors and Executive Officers of the
         Registrant..........................................34

Item 11. Executive Compensation..............................37

Item 12. Security Ownership of Certain Beneficial Owners
         and Management......................................40

Item 13. Certain Relationships and Related Transactions......42


Part IV

Item 14. Exhibits, Financial Statement Schedules, and
         Reports on Form 8-K.................................42

Signatures...................................................44


This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Factors that might cause such a difference are discussed in the section entitled "Factors Affecting Future Operating Results" on page 16 of this Form 10-K.

                                  PART 1

ITEM 1.                         Business

General

Expert Software, Inc. ("Expert" or the "Company") is a leading publisher of high-quality, value-priced consumer software that addresses a broad range of consumer interests and everyday tasks. The Company currently sells over 170 products in the productivity, lifestyle, small office/home office, entertainment and education market categories. The Company promotes the Expert brand name in order to generate customer loyalty, encourage repeat purchases and differentiate the Expert products to retailers and consumers. Expert targets the growing audience of home PC users who value fully-featured and easy-to-use software. Expert brand products sell primarily for under $15, a price point intended to generate impulse purchases in mass market environments.

The Company seeks to develop a broad line of products in categories in which a leading market share can be attained. The Company also creates product franchises by upgrading successful products and developing product line extensions and complementary products. The Company's titles are primarily available on the Windows operating system, and substantially all are available on CD-ROM. Over 23.9 million units of Expert products have been sold since 1989, with more than 5.6 million units sold in 1997 and more than 4.8 million units sold in 1996. Expert products are currently available at retailers such as Babbages Etc, Best Buy, Computer City, CompUSA, Electronics Boutique, Micro Center, Office Depot, OfficeMax, PriceCostco, Radio Shack, Sam's Club, and Staples.

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

Industry Background

In recent years, the installed base of PCs in homes has grown substantially as prices have declined and as improvements in power and capability have been achieved. Such PCs have improved enabling technologies and standards, such as graphical user interfaces and the Windows operating system, which have made PCs easier to use for a broad range of applications resulting in the transformation of PCs into general-purpose tools. These advanced capabilities have allowed software developers to produce more engaging software with advanced three-dimensional graphics, realistic sound and full motion video. Well-equipped PCs are now available for $1,000 and less. Today's lower-priced PCs feature high-speed microprocessors, large amounts of memory, high-speed CD-ROM technology, and enhanced sound and graphics capabilities.

The increased penetration of PCs into the home has created a large and growing mass market for consumer software as consumers wish to maximize the utility of their PCs. The distribution of consumer software has expanded beyond traditional software retailers and computer stores to include general mass merchandisers. In response to these developments, increasing numbers of consumer software products are being developed to address a broad range of consumer interests and everyday tasks. Consequently, the Company believes that consumers are more frequently purchasing software on impulse in the same way that they buy books, music CDs and movie videos and the distribution channels for consumer software could continue to expand to include book and music stores, video outlets and supermarkets. Consumer preferences for software products, however, are difficult to predict, and few consumer software products achieve sustained market acceptance.

As consumer software becomes more of a mass market product, it will become increasingly important for consumer software companies to have direct relationships with retailers and to effectively market their products to consumers. Competition for retail shelf space is also likely to increase due to the proliferation of consumer software products and competition from large consumer product companies. As a result, the Company believes that in order to be successful, consumer software companies must have a consumer-driven focus, a broad offering of category-leading products, close relationships with retailers, a recognized brand name and a cost-efficient business model.

Business Strategy

The Company's objective is to be a leading publisher of high-quality, value-priced consumer software and plans to pursue the following strategies:

Maintain Consumer-Driven Focus. The Company seeks to develop creative and innovative products with mass appeal. The Company believes that many consumers base their software purchasing decisions largely on recognized brands, quality, value and ease of use. As a result, the Company is committed to providing products that are high quality and value priced, and require minimal technical expertise to operate. The Company's consumer-oriented marketing strategy combines attractive and informative packaging with promotional campaigns to encourage impulse purchases. To enhance customer satisfaction, the Company also provides technical support for all of its products. In addition, the Company revises products in response to consumer feedback and upgrades products to utilize new technologies, such as upgraded graphical user interfaces and the Internet, as those technologies gain broader acceptance in the consumer market.

Develop Diversified Titles with Strong Franchise Value. The Company seeks to develop a broad line of products in sustainable categories in which a leading market share can be obtained. The Company currently has over 170 products available for sale in stores in the productivity, lifestyle, small office/home office, entertainment and education market categories. The Company creates franchises by upgrading successful products and developing product line extensions and complementary products. For example, Home Design became the foundation of a product franchise that includes Home Design 3D(R), Landscape, Landscape Design 3D and Easy Home Gardening. The Company also seeks to create evergreen titles with extended life cycles by upgrading successful products to incorporate new features and to adapt to new technologies.

Leverage Distribution Strengths. The Company has established a distribution network based largely upon direct sales to, and established relationships with, a broad base of retailers, including office supply stores, software specialty stores, warehouse clubs, consumer electronic stores, mall-based chains and mass merchants, which it believes to be one of its major strengths. The Company is further expanding its distribution in consumer-oriented channels such as grocery, drug and convenience stores. The Company believes that its broad product line, self-supporting packaging, consumer-oriented marketing programs, and retail support enable it to effectively sell directly to retailers. Direct sales to retailers allow the Company to assist retailers in offering a suitable mix of Expert products and tracking inventory levels and sell-through rates. In addition, direct sales to retailers allow the Company to tailor marketing efforts, promotions and merchandising displays to fit the needs of specific retailers. This strategy enables the Company to identify and react to trends in the retail consumer market and to help build incremental sales. The Company believes that its attention to detail at the retail level and careful execution have been the key factors to its successful marketing programs and have contributed to the sales growth of its products. The Company also promotes its products via the Internet.

Promote Brand Names. Commencing in 1997 the Company promotes its products under five brands: Expert, McDonaldland(R), Bicycle(R) ,Gamers' Choice(TM) and the Sega PC Collection(TM). In January 1997, Expert signed a licensing agreement with McDonald's Corporation for use of McDonaldland(R) characters and marks in software intended for family entertainment. Under this agreement, Expert, in cooperation with McDonald's, will develop and market family oriented consumer software featuring McDonaldland(R) characters through a wide variety of distribution channels. The first six software titles in this line were introduced during the second half of 1997. Seven titles within the Sega PC Collection(TM) were introduced during the second half of 1997. The Company promotes the Expert brand name in order to encourage customer loyalty and repeat purchases. Expert believes that its brand name products are recognized by consumers as high-quality, fully-featured software that consistently exceed consumer expectations. Drawing upon established consumer marketing techniques, the Company uses the Expert brand name and easily identifiable packaging which emphasizes high-impact design and concise, non-technical product information.

The Company believes that by promoting recognizable brand names and consistent packaging, satisfied consumers are more likely to purchase additional products when faced with multiple options in a software category. The Company also has an established public relations effort which seeks to broaden consumer awareness and acceptance of the Expert, McDonaldland(R), Bicycle(R), Gamers' Choice(TM) and Sega PC Collection(TM) brand names. As the consumer software industry becomes more of a mass market, the Company believes that brand name recognition will become an increasingly important means of product differentiation among retailers and consumers.

Manage  Development   Process.   The  Company  seeks  to  carefully  manage  its
development process to provide consistent product quality, shorter and more predictable delivery schedules, and lower investment risks and overall development costs. Historically, the Company's internal development efforts have been focused primarily on product design and features, consistent user interfaces, ease of use, and product quality and consistency to supplement its externally developed programming and content. This process allows the Company to maintain internal control over the creative and market-driven aspects of its product development efforts, while using outside resources to lessen its development risks.

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

Products

The Expert product line addresses a wide range of interests and hobbies. The Company's products sell in retail stores primarily for under $15, a price point intended to generate impulse purchases in high-traffic mass market environments. Currently, the Company's product line includes over 170 titles. Expert introduced 63 new titles in 1997, and over 50 new titles in 1996.

The Company currently targets five consumer software market categories: productivity, lifestyle, small office/home office, entertainment and education. Due to the diversity of its product offerings, the Company is not dependent on any single product. In addition, the Company seeks to develop products with long life cycles; as a result, approximately 81% and 84% of its sales in 1997 and 1996, respectively, came from existing and upgraded products. Most of the Company's titles are compatible with Windows and Windows 95, and substantially all are available on CD-ROM.

Entertainment. Expert entertainment products target users who seek entertainment which can be easily mastered and can provide gratification in short periods of time. For example, Casino is an entertainment product that includes blackjack, roulette, draw poker, baccarat, craps and slot machine games, using graphics, animation and sound effects to simulate actual game play. Entertainment products also include the Bicycle(R) brand playing card series, the Gamers' Choice(TM) and Sega PC Collection(TM) brands of game software and the McDonaldland(R) brand products.

Productivity. Expert productivity products enable users to more efficiently accomplish a wide variety of tasks using their PCs. The Company has focused on productivity tasks such as designing personalized calendars, adding clip art to an Internet web site, creating personalized greeting cards, or creating a family newsletter. For example, Calendar Shopo allows users to organize events daily, weekly, monthly or yearly for events related to home, business, school or clubs and organizations.

Lifestyle. Expert lifestyle products are designed to provide enrichment for all family members. The lifestyle products include an astronomy product that allows users to plot the night sky, a diet and nutrition advisor, a home design product, a wedding planner and engaging screen savers. For example, Home Design 3D(R) is a simple-to-use design program that can be used to lay out a three-dimensional building plan complete with furniture objects that are provided with the program. Designs can be tested with various color schemes and movable walls, rooms and furniture that can be resized or modified with simple design tools; and the user can "walk through" the three-dimensional design.

Small Office/Home Office. Small office and home office ("SOHO") users require powerful, easy-to-use and inexpensive software for business functions such as creating simple forms, printing labels and generating standard business agreements. For example, Resume Writer is a SOHO product that provides a variety of tools for a job search, including video clips of interviewing advice and examples, resume templates and sample resumes, a word processor for creating cover letters and Internet access to the Company's exclusive Career Center web-site with a database of names and addresses of various companies to whom resumes could be sent by the user. Resume Writer also includes a contact database to track where resumes were sent and an appointment calendar to assist in tracking appointments and follow up.

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

Sales and Marketing

Consumers can purchase Expert products at over 25,000 retail stores. Expert sells its products primarily on a direct basis to office supply stores, software specialty stores, warehouse clubs, consumer electronics stores, mall-based chains and mass merchants, as well as to distributors. Retailers selling the Company's products include Babbages Etc, Best Buy, Computer City, CompUSA, Electronics Boutique, Micro Center, Office Depot, OfficeMax, PriceCostco, Radio Shack, Sam's Club, and Staples.

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

In 1997, Office Depot represented more than 10% of the Company's sales. In 1996, Office Depot and Ingram Micro each represented 10% or more of the Company's sales. The Company believes that mass market retailers will increasingly be significant outlets for consumer software.

International sales represented approximately 24%, 25%, and 15% of Expert's sales in fiscal years ended 1997, 1996, and 1995, respectively. International sales have been primarily to customers in the United Kingdom, Canada, Australia and Western Europe. The Company began to broaden its international sales efforts in 1994 by establishing relationships with foreign publishers and distributors.

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

Development

Expert believes that its efficient development model has certain key advantages including consistent product quality, reliable delivery schedules, cost containment and low investment risk. The Company depends primarily upon third parties for the acquisition or licensing of software products or technologies. Development costs associated with externally licensed technology are generally paid by royalties based on sales, which are included in cost of revenues in the accompanying consolidated financial statements. The Company may also acquire products through the acquisition of other software companies. Development expenses, including technical support to customers, totaled $2.7 million, $3.3 million, and $2.2 million in 1997, 1996, and 1995, respectively.

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

The Company provides technical support to customers by telephone and facsimile machine at no additional charge. The Company has a call handling center to facilitate its response to customer inquiries. The Company offers technical support on its web page on the Internet at http://www.expertsoftware.com.

There can be no assurance that the Company will be successful in developing and marketing products for emerging operating systems and media formats, including the Internet, and the introduction of new technologies could render the Company's existing products obsolete or unmarketable.

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

The Company intends to manage and maintain inventory levels to support shipments within 48 hours of receiving an order. The Company has relatively little backlog at any given date, and its backlog is not indicative of potential sales for any future period.

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

Competition

The market for the Company's consumer software products is intensely and increasingly competitive. The Company's competitors range from small companies with limited resources to large companies with substantially greater financial, technical and marketing resources than those of the Company. Existing consumer software companies may broaden their product lines to compete with the Company's products, and potential new competitors, including computer hardware and software manufacturers, diversified media companies and book publishing companies, may enter or increase their focus on the consumer software market, resulting in greater competition for the Company. Although the Company competes with a number of different companies across its product lines, the Company regards Cendant Corporation, GT Interactive Software Corp. and The Learning Company, Inc. as its closest competitors based upon price points and product offerings. In addition, the Company believes that new competitors, including large software companies and diversified media companies, are increasing their focus on the consumer software market, resulting in greater competition for the Company.

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

The Company licenses software from third party developers under standard format software license agreements for multi-year terms, typically five years with provisions for renewal. In a few instances, however, certain third party developer licenses contain other provisions. For example, the Company's June, 1997 software license with Sega Entertainment, Inc. for seven titles provides for (1) early termination by either party in the event the Company fails to achieve aggregate sales targets as of March 31, 1998; and (2) provides the Company the option to renew this license for a single one year term by achievement of aggregate sales targets by August 31, 1998. Similarly, the Company's January, 1997 license with McDonald's Corporation for use of McDonald's Marks on family-oriented software has a five year term, and requires the Company to pay minimum royalty guarantees during the term. The Company's December 31, 1997 license with The United States Playing Card Company for use of the trademark Bicycle(R) on software card games continues in effect until August 2001, with provisions for renewal.

Employees

As of December 31, 1997, the Company had 109 employees, including 33 in sales and marketing, 19 in development, 18 in customer support and 39 in operations, administration and finance. None of the Company's employees is represented by a labor union or is subject to a collective bargaining agreement. The Company has never experienced a work stoppage and believes that its relations with its employees are good.


Item 2.                        Properties

Expert leases and subleases approximately 33,000 square feet of office space in Coral Gables, Florida. A lease for 12,000 square feet of the Company's current office space expires on March 31, 1999, and subleases for the additional 21,000 square feet expire in August, 2000. The Company currently expects that these facilities will be sufficient for its needs at least through 1998.


Item 3.                     Legal Proceedings

The Company's federal tax filings with respect to the year ended December 31, 1992 and subsequent years are presently being reviewed by the Internal Revenue Service ("IRS"). The IRS has questioned the allocation of the purchase price made by the Company in connection with the acquisition of assets and business of the Predecessor from Bloc in October 1992, and related amortization and other deductions with respect to the acquired assets. In June 1997, the IRS proposed assessments for additional taxes of $412,000, $553,000 and $857,000 for the tax years 1992, 1993 and 1994, respectively, plus interest to the date of payment. The preliminary adjustments proposed by the IRS would also reduce the Company's federal income taxes for the years 1995, 1996 and 1997 by $242,000, $68,000 and $55,000, respectively. The Company believes that it has properly reported its income and paid its taxes in accordance with applicable laws and intends to contest the proposed adjustments vigorously. The Company believes that the ultimate resolution of this matter will not have a material adverse effect on its financial position.


Item 4.    Submission of Matters to a Vote of Security Holders

None.


                                  PART II

Item 5.Market for Registrant's Common Equity and Related Stockholder Matters.

The Company's common stock is traded on the Nasdaq National Market under the symbol XPRT. On February 24, 1998, there were approximately 100 registered holders of record of the Company's common stock, although the Company believes that the number of beneficial owners of its common stock as of that date was substantially greater. The Company does not currently pay dividends on its common stock and is generally restricted from paying dividends pursuant to the terms of its revolving credit agreement. The Company currently intends to retain its earnings for future growth and, therefore, does not anticipate paying any cash dividends in the foreseeable future. The following table sets forth the high and low sales prices for the Common Stock as reported by the Nasdaq National Market for each of the periods indicated.




                                         High            Low
                                     ----------       ----------

Fiscal Year Ended December 31, 1997
Fourth Quarter ...............           8-1/4            2-7/8
Third Quarter ................         7-11/16            3-3/4
Second Quarter ...............           4-5/8            1-1/2
First Quarter ................           4-1/4            1-3/4

Fiscal Year Ended December 31, 1996
Fourth Quarter ...............           7-1/8            3-3/8
Third Quarter ................           8-1/4                5
Second Quarter ...............          16-1/2            6-7/8
First Quarter ................          14-3/4                8


Item 6.                  Selected Financial Data

The selected financial data set forth has been derived from the consolidated financial statements of the Company and should be read in conjunction with the consolidated financial statements of the Company and the related notes.

                                          Year Ended December 31,
                                 --------------------------------------------
                                   1997     1996     1995     1994     1993
                                 -------- -------- -------- -------- --------

    Statement of Operations
    Data:
    Net revenues................ $33,208  $31,012  $27,638  $19,727  $12,555
                                -------- -------- -------- -------- --------
    Operating costs and
    expenses:
       Cost of revenues (1).....  12,985   16,420   10,121    8,066    9,352
       Marketing and sales......  10,489    9,888    6,180    4,303    2,493
       General and
        administrative..........   4,554   10,124    4,293    2,824    1,631
       Development..............   2,744    3,320    2,192    1,328      545
       Purchased research and
        development.............      --       --    8,392       --       --
       Loss on impairment of
        assets..................      --    5,700       --       --       --
       Amortization of
        non-compete agreement...      --       --      338      417      417
                                -------- -------- -------- -------- --------
                                  30,772   45,452   31,516   16,938   14,438
                                -------- -------- -------- -------- --------
       Operating income (loss)..   2,436  (14,440)  (3,878)   2,789   (1,883)
    Other income (expense), net      268       92      369     (366)    (457)
                                -------- -------- -------- -------- --------
       Income (loss) before
        provision (benefit)
        for income taxes........   2,704  (14,348)  (3,509)   2,423   (2,340)
    Provision (benefit) for
     income taxes...............   1,001   (4,067)  (1,324)      90       --
                                -------- -------- -------- -------- --------
       Net income (loss)........  $1,703 $(10,281) $(2,185)  $2,333  $(2,340)
                                ======== ======== ======== ======== ========
       Diluted earnings (loss)
        per share of
        common stock............ $   .21  $ (1.37)   $(.33) $   .38  $  (.49)
                                ======== ======== ======== ======== ========

    Balance Sheet Data:
       Working capital..........  $7,916   $5,076   $10,651  $5,283   $2,825
       Total assets.............  22,233   19,077    29,069  10,682    7,762
       Subordinated debt........      --       --        --   2,200    2,357
       Total stockholders
        equity (deficit)........  12,532   10,425    20,634     355   (2,042)

(1) Includes amortization of software technology which amounted to $98,000 in 1997, $404,000 in 1996, $283,000 in 1995, $477,000 in 1994, and $4,362,000
    in 1993.

Item 7.Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth, for the periods indicated, the percentages of net revenues represented by each item reflected in the Company's statements of operations.

                                           Years Ended
                                           December 31,
                                       --------------------
                                        1997   1996   1995
                                       ------ ------ ------
   Net revenues.....................    100.0% 100.0% 100.0%
   Operating costs and expenses:
      Cost of revenues.................  39.1   52.9   36.6
      Marketing and sales..............  31.6   31.9   22.4
      General and administrative.......  13.7   32.7   15.5
      Development......................   8.3   10.7    7.9
      Purchased research and
       development.....................    --     --     --
      Loss on impairment of assets.....    --   18.4     --
      Amortization of non-compete
       agreement.......................    --     --    1.2
                                       ------ ------ ------
                                         92.7  146.6  114.0
                                       ------ ------ ------
      Operating income (loss)..........   7.3  (46.6) (14.0)
   Other income (expense), net.........   0.8    0.3    1.3
                                       ------ ------ ------
   Income  (loss)  before  provision
   (benefit) for income taxes..........   8.1  (46.3) (12.7)
   Provision (benefit) for income taxes   3.0  (13.1)  (4.8)
                                       ------ ------ ------
      Net income (loss)................   5.1% (33.2)% (7.9)%
                                       ====== ====== ======

Comparison of Years Ended December 31, 1997 and 1996

Net Revenues. Net revenues increased 7.1% to $33.2 million in 1997 from $31.0 million in 1996, due primarily to broader distribution of product, partially offset by lower average sales prices. Average selling prices declined due to increased competition for shelf space at retail outlets. Net revenues for the fourth quarter of 1997 were affected by lower McDonaldland(R) software sales than anticipated and higher returns of such products than usually experienced by the Company's other brands. Management believes this does not reflect a trend as the Company is undertaking additional marketing efforts to support the sales of this product line. International sales were approximately 24% of net revenues in 1997 and 25% of net revenues in 1996. CD-ROM products represented 91% of net revenues in 1997 compared to 82% in 1996. Management expects CD-ROM products to remain the dominant media choice of most its customers. Average selling prices may continue to decline as the Company expands its distribution network, particularly in the mass merchandising channel.

Net revenues consist of gross sales net of allowances for returns and discounts, and royalty income related to licensing of products, primarily to publishers in Europe. The Company adjusts its allowance for returns as it deems appropriate. The Company may accept substantial product returns or make other concessions to maintain its relationships with retailers and distributors and its access to distribution channels. If the Company chooses to accept product returns, some of that product may be defective, shelf-worn or damaged and may not therefore be salable in the ordinary course of business. At December 31, 1997, the Company's allowance for potential returns and doubtful accounts was $4.4 million. See Note 1 of Notes to the Company's Consolidated Financial Statements. There can be no assurance, however, that the Company will not experience significant returns, which could be greater than the Company's provision for returns or could have a material adverse affect on the Company's results of operations. In accordance with its policy, the Company will continue to reassess market conditions and adjust its provision for returns as it deems appropriate.

Cost of Revenues. Cost of revenues decreased to $13.0 million in 1997 from $16.4 million in 1996 and decreased as a percentage of net revenues to 39.1% from 52.9%. This decrease was primarily due to the provisions of $2.6 million and $1.4 million recorded in 1996 and discussed under Comparison of Years Ended December 31, 1996 and 1995 below, partially offset by higher costs associated with increased sales volume. The Company expects cost of revenues in future periods will increase modestly over those in the current year due to more product content provided with new and promotional items, and continued mix changes favoring boxed products, which have higher packaging and freight costs. The Company believes that retailers prefer such boxed products due to their additional marketing content and appeal.

Cost of revenues consists primarily of product cost, freight charges, royalties to outside programmers and content providers, as well as amortization of software licenses and an inventory provision for damaged and obsolete products, if any. Product costs consist of the costs to purchase the underlying materials and print both boxes and manuals, media costs (disks and CD-ROMs) and fulfillment (assembly and shipping).

Marketing and Sales. Marketing and sales expenses increased to $10.5 million in 1997 from $9.9 million in 1996 and decreased as a percentage of net revenues to 31.6% from 31.9%. The increase in dollar amount was primarily due to increased marketing activities to promote the Company's products and brand names, increased personnel and increased competition for shelf space in retail outlets. The Company intends to continue to launch new and innovative marketing promotions and to hire additional personnel as needed. As a result, the Company expects marketing and sales expenses to increase in dollar amount, and expects competition for shelf space to continue.

General and Administrative. General and administrative expenses decreased to $4.6 million in 1997 from $10.1 million in 1996 and decreased as a percentage of net revenues to 13.7% from 32.7%. This decrease was primarily due to lower provision for doubtful accounts and legal costs . Provisions for doubtful accounts in 1996 included the additional $1.0 million adjustment discussed under Comparison of Years Ended December 31, 1996 and 1995 below. Legal costs decreased due to the settlement in the fourth quarter of 1996 of litigation involving the former owners of Swfte.

Development. Development expenses decreased to $2.7 million in 1997 from $3.3 million in 1996 and decreased as a percentage of net revenues to 8.3% from 10.7%, mainly due to lower personnel costs. Development expenses include costs relating to product upgrades, new products development activities, quality control and expanded customer service support. During the fourth quarter of 1996, the Company reduced development personnel and did not renew the lease for facilities previously occupied by Swfte, which contributed to the decrease in expenses in 1997. The Company currently believes that development expenses will increase in future periods due to additional costs to develop new brands and titles, including the development of products to take advantage of the Internet and other on-line capabilities, and the localization of product for international sales.

Interest Income (Expense). Net interest income increased to $268,000 in 1997 from $92,000 in 1996, due primarily to higher balances of interest-bearing assets.

Tax Provision (Benefit). The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes, which requires that deferred income taxes be recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting basis at rates based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The effective tax rate used in recording the provision for income taxes was approximately 37% in 1997.


Comparison of Years Ended December 31, 1996 and 1995

Net Revenues. Net revenues increased 12% to $31.0 million in 1996 from $27.6 million in 1995, due primarily to broader distribution of product, partially offset by lower average sales prices and increased provisions for potential returns. Average selling prices declined due to increased competition for shelf space at retail outlets. Provisions for potential returns increased primarily due to additional returns associated with the decline in sell-through of product at retail. International sales increased to 25% of net revenues in 1996 from 15% of net revenues in 1995 as the Company continued to broaden its international efforts by establishing more relationships with foreign publishers and distributors. CD-ROM products represented 82% of net revenues in 1996 compared to 46% in 1995.

Cost of Revenues. Cost of revenues increased to $16.4 million in 1996 from $10.1 million in 1995 and increased as a percentage of net revenues to 52.9% from 36.6%. The increase in cost of revenues was primarily attributable to increased unit sales volume and the charges for excess and obsolete inventory during the second quarter. In the second quarter of 1996, the Company's evaluation of the estimated inventory value for products returned from customers was changed and resulted in a $1.4 million charge to cost of revenues. The Company's valuation reflects principally the impact of new product versions rendering older product versions obsolete or unsalable, the return of slow-moving products, and existing excess quantities of inventory. Such slow-moving products and products for which new versions have been released are difficult to sell through alternative channels. In addition, the Company experienced temporary difficulties in the implementation of new management information systems which contributed to purchasing higher levels of inventory than were necessary in the normal course of business. When the sales objectives for the June quarter were not achieved, an evaluation of inventories was performed and a valuation adjustment of $2.6 million was recorded, of which $1.2 million related to Swfte inventories acquired subsequent to the acquisition and $1.4 million of Expert brand inventories for which on hand quantities exceed expected future demand. Amortization expense associated with acquired software technology increased to $404,000 in 1996 from $259,000 in 1995.

Marketing and Sales. Marketing and sales expenses increased to $9.9 million in 1996 from $6.2 million in 1995 and increased as a percentage of net revenues to 31.9% from 22.4%. The increase in dollar amount was primarily due to increased marketing activities to promote the Company's products and brand names, increased personnel and increased competition for shelf space in retail outlets.

General and Administrative. General and administrative expenses increased to $10.1 million in 1996 from $4.3 million in 1995 and increased as a percentage of net revenues to 32.6% from 15.5%. These increases were primarily due to additional provisions for doubtful accounts of $1.3 million, the provision of $1.9 million during the third quarter related to the Swfte settlement, legal fees associated with the Swfte lawsuit and increased staff and associated overhead expenses. The Company anticipates that it will continue to incur risks for uncollectible accounts.

Purchased Research and Development. On November 2, 1995, the Company acquired all of the capital stock of Swfte. Pursuant to the terms of the merger agreement, the purchase price was approximately $7.0 million in cash, subject to post-closing adjustments, and 320,630 unregistered shares of Expert Common Stock.

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

Development. Development expenses increased to $3.3 million in 1996 from $2.2 million in 1995 and increased as a percentage of net revenues to 10.7% from 7.9%. Development expenses include costs relating to product upgrades, new products development activities, quality control and expanded customer service support. The increase was principally due to additional staffing, mostly as a result of the acquisition of Swfte. During the fourth quarter of 1996, the Company reduced development personnel and did not renew the lease for the facilities previously occupied by Swfte.

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

The acquired Swfte products originally projected to generate the most significant sales and cash flows sold at substantially lower than expected rates in 1996. Certain of those titles now face new competition from other publishers, which has taken market share away from those titles. In particular, the card games category has become more competitive as a result of recent marketing efforts by Sierra On Line, and others. Additionally, certain other acquired titles were released shortly before the acquisition of Swfte. Based on low sales rates, some retailers discontinued certain of these new titles and management determined their expected future sales to be minimal.

A significantly higher level of returns was experienced with the products acquired in the acquisition over the rate of returns experienced with the Company's other products. Management believes that certain titles were sold into the distribution and retail channel prior to the acquisition at higher rates than could be supported by sales through to the end users. This prompted distributors and retailers to return these products. This overstock of product and returns experience, in management's judgment, damaged the brand and reduced their expected future sales levels.

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

Quarterly Results of Operations

The following tables set forth certain unaudited financial data for the Company's eight most recent financial quarters, as well as such data expressed as a percentage of the Company's net revenues. This data has been derived from unaudited financial statements that, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and the charges recorded in the second and third quarters of 1996 discussed above) necessary for a fair presentation of such quarterly information when read in conjunction with the Company's Consolidated Financial Statements and the related Notes thereto included in Item 8. The operating results for any quarter are not necessarily indicative of results for any future period.

                                          Three Months Ended
                        --------------------------------------------------------
                         Dec.   Sept.  June   March  Dec.   Sept.  June   March
                          31,    30,    30,    31,    31,    30,    30,    31,
                         1997   1997   1997   1997   1996   1996   1996   1996
                        ------ ------ ------ ------ ------ ------ ------ -------
  Net revenues..........$9,071 $9,035 $7,075 $8,027 $8,234 $6,401 $6,435 $10,383
                        ------ ------ ------ ------ ------ ------ ------ -------
  Operating costs and
  expenses:
    Cost of revenues.... 3,699  3,503  2,649  3,134  3,268  2,408  6,851   3,893
    Marketing and sales. 3,075  2,719  2,268  2,427  2,443  2,150  2,632   2,663
    General and
     administrative..... 1,068  1,162  1,109  1,215  1,389  3,953  3,029   1,753
    Development.........   636    724    743    641    592    978    890     860
    Loss on impairment of
     assets.............    --     --     --     --     --     --  5,700      --
                        ------ ------ ------ ------ ------ ------ ------ -------
                         8,478  8,108  6,769  7,417  7,692  9,489 19,102   9,169
                        ------ ------ ------ ------ ------ ------ ------ -------
    Operating income
     (loss).............   593    927    306    610    542 (3,448)(12,748) 1,214
  Other (expense) income,
      net...............   106     84     50     28      3     20     29      40
                        ------ ------ ------ ------ ------ ------ ------ -------
    Income (loss) before
     provision (benefit)
     for income taxes...   699  1,011    356    638    545 (3,428)(12,719) 1,254
  Provision (benefit)
     for income taxes...   259    374    132    236    201    --   (4,727)   459
                        ------ ------ ------ ------ ------ ------ -------  -----
    Net income (loss)...  $440   $637   $224   $402   $344$(3,428)$(7,992)  $795
                        ====== ====== ====== ====== ====== ====== ======== =====
  Diluted earnings (loss)
  per share of
  common stock.........   $.05   $.08   $.03   $.05   $.04  $(.46) $(1.07) $.10
                        ====== ====== ====== ====== ====== ====== ======== =====

  As a Percentage of Net
  Revenues:
  Net revenues........     100%  100%   100%   100%   100%    100%   100%   100%
  Operating costs and
  expenses:
    Cost of revenues....     41   39     37     39     40      37    108     38
    Marketing and sales.     34   30     32     30     30      34     41     26
    General and
      administrative....     12   13     16     15     17      62     48     17
    Development.........      7    8     10      8      7      15     14      8
    Loss on impairment of
      assets............     --   --     --     --     --      --     90     --
                           ---- ----   ----   ----   ----    ----   ----    ----
                             94   90     96     88     93     148    301     88
                           ---- ----   ----   ----   ----    ----   ----    ----
    Operating income....      6   10      4     12      7     (54)  (201)    12
  Other (expense)income,
    net.................      1    1      1     --     --      --     --     --
                           ---- ----   ----   ----   ----    ----   ----    ----
    Income before
    provision (benefit)
    for income taxes....      7   11      5     12      7     (54)  (200)    12
  Provision (benefit)
    for income taxes....      2    4      2      4      3      --    (74)     4
                           ---- ----   ----   ----   ----    ----   ----    ----
    Net income (loss)...      5%   7%     3%     8%     4%    (54)% (126)%    8%
                           ==== ====   ====   ====   ====    ====   ====    ====

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

The consumer software business is seasonal. Typically, net revenues are the highest during the fourth calendar quarter and decline sequentially in the first and second calendar quarters. The seasonal pattern is due primarily to the increased demand for consumer software during the year-end holiday buying season. The Company expects its net revenues and operating results to continue to reflect seasonality.


Liquidity and Capital Resources

As of December 31, 1997, the Company had $7.9 million in working capital, including $5.7 million in cash. To date, the Company has not invested in any financial instruments that involve a high level of complexity or risk. Net cash provided by operating activities was $2.6 million for the year ended December 31, 1997.

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

Over the last year, the Company has increased its stockholders' equity, working capital and ratio of current assets to current liabilities, primarily as a result of profits realized during the period. With these developments, management believes that it has adequate financial resources for its planned operations through 1998. Longer term, management believes that its expense reduction efforts, together with anticipated revenue increases, should provide for positive cash flow to fund future operations.

The Company's federal tax filings with respect to the year ended December 31, 1992 and subsequent years are presently being reviewed by the Internal Revenue Service ("IRS"). See Item 2, "Legal Proceedings", and Note 11 of Notes to the Company's Consolidated Financial Statements at Item 8.

From time to time, the Company evaluates potential acquisitions of products, businesses and technologies that would complement or expand the Company's business. The Company currently does not have any commitments or agreements with respect to any such acquisitions. There can be no assurance that any such acquisitions will be made or, if made, will be successfully integrated. The Company has also engaged a financial advisor to assist it in assessing strategic alternatives to enhance shareholder value.


Factors Affecting Future Operating Results

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

The Company wishes to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's future actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

General Business and Economic Conditions

General business and economic conditions have an impact on the Company's financial results. The Company's customer base, which is largely retailers and distributors for resale to retailers, may be impacted by weak economic conditions and, as a result, may reduce required inventory levels of products purchased from the Company. The Company's customers are not contractually required to make future purchases of the Company's products and therefore could discontinue carrying the Company's products in favor of a competitor's products or for any other reason. The Company's financial results could be affected by the size and rate of growth of the consumer software market and consumer PC market. The consumer software business is seasonal due primarily to the increased demand for consumer software during the year-end holiday buying season. General business and economic conditions and consumer confidence may impact retail sales of consumer software. Currency fluctuations associated with international sales and accounts receivable may also affect the Company's financial results.

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

Dependence on Retailers and Distributors

Retailers and distributors compete in a volatile industry that is subject to rapid change, consolidation, financial difficulty and increasing competition from new distribution channels. Due to increased competition for limited shelf space, retailers and distributors are increasingly in a better position to negotiate favorable terms of sale, including price discounts, promotional support and product return policies. The Company's financial results may be impacted by the accuracy of retailers' forecasts of consumer demand, the timing of the receipt of orders from major customers, account cancellations or delays in shipment, competitors' marketing strategies and promotions, changes in pricing strategies by the Company or its competitors and the collectibility of accounts receivable. Furthermore, a significant portion of sales within a quarter is typically not realized until late in that quarter. As a result, it may be difficult for the Company to predict is net revenues for the quarter or to quickly adapt its spending levels within a quarter to reflect changes in demand for its products.

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

The Year 2000 Issue

The Company does not believe that it has material exposure to the Year 2000 issue with respect to its own information system as the supplier of its primary systems has an updated release of the Company's applications software that correctly identifies the year 2000. The Company plans to implement the new release beginning in 1998 and to complete the implementation before the fourth quarter of 1999. However, there can be no assurance that this software implementation will be successfully completed, or that the implementation will not have a material adverse impact on the Company's financial results, financial position and cash flows. The Company is seeking to determine if the information systems of its major customers and vendors (insofar as they relate to the Company's business) comply with Year 2000 requirements, and there can be no assurance that the Year 2000 issue will not affect the information systems of the Company's major customers and vendors as they relate to the Company's business, or that any such impact of a major customer's or vendor's information system would not have a material adverse effect on the Company.


Item 8. Consolidated Financial Statements and Supplementary Data



                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                    Page

Report of Independent Certified Public Accountants.................   19

Consolidated  Balance  Sheets as of December  31, 1997 and December
31, 1996...........................................................   20

Consolidated  Statements of Operations for the Years Ended December
31, 1997, 1996 and 1995............................................   21

Consolidated  Statements  of  Stockholders'  Equity  for the  Years
Ended December 31, 1997, 1996 and 1995.............................   22

Consolidated  Statements of Cash Flows for the Years Ended December
31, 1997, 1996 and 1995............................................   23

Notes to Consolidated Financial Statements.........................   25

            REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





To the Stockholders of
  Expert Software, Inc.:

We have audited the accompanying consolidated balance sheets of Expert Software, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Expert Software, Inc. and subsidiaries, as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



ARTHUR ANDERSEN LLP

Miami, Florida,
  February 6, 1998.



                           EXPERT SOFTWARE, INC.
                        CONSOLIDATED BALANCE SHEETS
                        December 31, 1997 and 1996
                     (in thousands, except share data)

                                                        1997      1996
                                                       -------   -------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents...........................  $5,685    $2,959
  Accounts receivable, net............................   4,636     3,775
  Income taxes receivable.............................   1,924     2,397
  Inventories.........................................   2,922     1,256
  Prepaid expenses....................................     834       425
  Deferred income taxes...............................   1,616     2,616
                                                       -------   -------
   Total current assets...............................  17,617    13,428

PROPERTY AND EQUIPMENT, net...........................   1,270     1,897

ACQUIRED SOFTWARE TECHNOLOGY, net.....................      30       163
DEFERRED INCOME TAXES.................................   3,311     3,586
OTHER ASSETS..........................................       5         3
                                                       =======   =======
   Total assets....................................... $22,233   $19,077
                                                       =======   =======


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable....................................  $4,755    $3,226
  Accrued expenses....................................   4,900     5,038
  Current portion of capital lease obligations........      46        88
                                                       -------   -------
   Total current liabilities..........................   9,701     8,352
                                                       -------   -------
NONCURRENT LIABILITIES................................      --       300
                                                       -------   -------

COMMITMENTS and CONTINGENCIES (Note 12)

STOCKHOLDERS' EQUITY:
  Preferred  stock,  $.01 par value,  1,000,000  shares
authorized; 975,000 shares undesignated,                    --        --
   25,000   shares   designated   as  Series  A  Junior
Participating Cumulative; none outstanding............
  Common stock, $.01 par value, 30,000,000 shares
authorized; 7,604,775 and 7,507,804                         76        75
   shares issued and outstanding in 1997 and 1996,
respectively..........................................
  Additional paid-in capital..........................  23,601    23,198
  Accumulated deficit................................. (11,145)  (12,848)
                                                       -------   -------
   Total stockholders' equity.........................  12,532    10,425
                                                       -------   -------
   Total liabilities and stockholders' equity......... $22,233   $19,077
                                                       =======   =======







          The accompanying notes to consolidated financial statements are an integral part of these balance sheets.


                           EXPERT SOFTWARE, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share data)


                                      Years Ended December 31,
                                  ----------------------------------
                                     1997         1996       1995
                                   --------    --------   --------

NET REVENUES .................     $ 33,208    $ 31,012   $ 27,638
                                   --------    --------   --------
OPERATING COSTS AND EXPENSES:
Cost of revenues .............       12,985      16,420     10,121
Marketing and sales ..........       10,489       9,888      6,180
General and administrative ...        4,554      10,124      4,293
Development ..................        2,744       3,320      2,192
Purchased research and
development ..................         --          --        8,392
Loss on impairment of assets .         --         5,700       --
Amortization of non-compete
agreement ....................         --          --          338
                                   --------    --------   --------
                                     30,772      45,452     31,516
                                   --------    --------   --------
Operating income (loss) ......        2,436     (14,440)    (3,878)
                                   --------    --------   --------
OTHER INCOME (EXPENSE):
Interest expense .............           (5)        (26)      (121)
Interest income ..............          273         118        490
                                   --------    --------   --------
                                        268          92        369
                                   --------    --------   --------

Income (loss) before
provision (benefit)
for income taxes .............        2,704     (14,348)    (3,509)


PROVISION (BENEFIT) FOR INCOME
TAXES ........................        1,001      (4,067)    (1,324)
                                   --------    --------   --------
Net income (loss) ............     $  1,703    $(10,281)  $ (2,185)
                                   ========    ========   ========

Earnings (Loss) per Share:
Basic ........................ $        .23    $  (1.37)  $   (.33)
                                   ========    ========   ========

Diluted ...................... $        .21    $  (1.37)  $   (.33)
                                   ========    ========   ========











                The accompanying notes to consolidated financial
              statements are an integral part of these statements.

                           EXPERT SOFTWARE, INC.
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     (in thousands, except share data)


                                Common Stock  Additional
                              ---------------  Paid-in   Accumulated
                               Shares   Amount Capital     Deficit     Total
                             ---------- ------ --------- ----------- ----------

 Balance, December 31, 1994   5,313,193   $53  $    643   $  (341)    $   355
 Dividends on  redeemable
  preferred stock...........       --      --        --       (41)        (41)
 Initial public offering
  of common stock...........  1,700,000    17    18,955        --      18,972
 Costs associated with
  issuance of common stock..       --      --    (1,017)       --      (1,017)
 Issuance of common stock in
  connection with exercise of
  stock options..............   136,628     2        30        --          32
 Issuance of common stock in
  connection with Swfte
  acquisition................   320,630     3     4,388        --       4,391
 Tax benefit related to the
  exercise of stock options..      --      --       127        --         127
 Net loss....................      --      --        --    (2,185)     (2,185)
                             ---------- ------ --------- ---------   ---------
Balance, December 31, 1995... 7,470,451    75    23,126   ( 2,567)     20,634
Issuance of common stock in
 connection with exercise of
 stock options..............     37,353    --        65        --          65
Compensation expense on
 stock option grants........        --     --         7        --           7
Net loss....................        --     --        --   (10,281)    (10,281)
                             ---------- ------ --------- ---------   ---------
Balance, December 31, 1996..  7,507,804    75     23,198  (12,848)     10,425
Issuance of common stock in
 connection with exercise of
 stock options..............     96,971     1        349       --         350
Compensation expense on
 stock option grants........        --     --         54       --          54
Net income..................        --     --         --    1,703       1,703
                             ---------- ------ --------- ---------   ---------
Balance, December 31, 1997..  7,604,775    $76   $23,601 $(11,145)    $12,532
                             ========== ====== ========= =========   =========









        The accompanying notes to consolidated financial statements are an integral part of these statements.

                           EXPERT SOFTWARE, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands)


                                                  Years Ended December 31,
                                              -------------------------------
                                                 1997        1996      1995
                                               --------    --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)............................   $1,703     $(10,281) $(2,185)
Adjustments to reconcile net income (loss)
to net cash  provided  by (used in)  operating
activities:
  Depreciation of property and equipment.....      817        1,105      496
  Amortization of acquired software technology     133          544      283
  Amortization of acquired intangibles.......       --           --       55
  Amortization of non-compete agreement......       --           --      338
  Compensation expense on stock option grants       54            7       --
  Loss on impairment of assets...............       --        5,700       --
  Purchased research and development.........       --           --    8,392
  Deferred income tax provision (benefit)....    1,275       (2,100)  (3,583)
Changes in net assets and liabilities :
  (Increase) decrease in accounts receivable.     (861)       1,899   (1,901)
  (Increase) decrease in income taxes
    receivable...............................      473       (2,397)      --
  (Increase) decrease in inventories.........   (1,666)       2,556   (1,759)
  (Increase) decrease in prepaid expenses....     (409)         (31)    (124)
  (Increase) decrease in other assets........       (2)          10       (1)
  Increase (decrease) in accounts payable....    1,529          405      (28)
  Increase (decrease) in accrued expenses....     (138)         934      644
  Increase (decrease) in income taxes payable       --       (2,125)   2,270
  Increase (decrease) in noncurrent
   liabilities...............................     (300)         300       --
                                               --------    --------  --------
    Net cash provided by (used in) operating
    activities...............................    2,609       (3,474)   2,897
                                               --------    --------  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment.........     (191)        (644)  (1,681)
  Purchases of marketable securities.........       --           --  (17,915)
  Maturities and sales of marketable
   securities................................       --        6,222   11,693
  Cash used for acquisition, net of cash
   acquired of $187..........................       --         --     (7,674)
                                               --------    --------  --------
    Net cash provided by (used in) investing
    activities...............................     (191)       5,578  (15,577)
                                               --------    --------  --------



                                  (Continued)

                           EXPERT SOFTWARE, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands)

                                (Continued)

                                                  Years Ended December 31,
                                              -------------------------------
                                                 1997        1996      1995
                                               --------    --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock.......       --         --       18,972
Costs associated with issuance of common            --         --       (1,017)
stock........................................
Stock options exercised......................       350         65          32
Payment of subordinated debt to related and
 unrelated parties...........................       --         --       (4,400)
Payment for redeemable preferred stock.......       --         --       (2,200)
Payments on note payable.....................       --         --       (1,304)
Payments on capital lease obligation.........       (42)      (122)        (3)
Dividends paid on redeemable preferred stock.       --         --          (41)
                                                --------   --------   --------
Net cash provided by (used in) financing
activities...................................       308        (57)     10,039
                                                --------   --------   --------
Net increase (decrease) in cash and
equivalents..................................      2,726      2,047     (2,641)
CASH AND EQUIVALENTS, beginning of period....      2,959        912      3,553
                                                --------   --------   --------

CASH AND EQUIVALENTS, end of period..........   $  5,685   $  2,959   $    912
                                                ========   ========   ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION :
Cash paid during the period for interest.....   $      5   $     26   $    124
                                                ========   ========   ========
Cash paid during the period for income taxes.   $   --     $  2,555   $    139
                                                ========   ========   ========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
AND FINANCING ACTIVITIES:
On November 2, 1995 the Company purchased
all of the capital stock of Swfte
International, Ltd. In connection
with the acquisition, the
following non cash transactions occurred:
Fair value of assets acquired...............    $   --         --     $ 15,320
Liabilities assumed.........................        --         --       (3,255)
Issuance of common stock....................        --         --       (4,391)
                                                --------   --------   --------
Cash paid for acquisition and direct costs..    $   --         --     $  7,674
                                                ========   ========   ========

Fixed assets obtained under capital leases..        --     $    102       --
                                                ========   ========   ========




    The accompanying notes to consolidated financial statements are an integral part of these statements.

                           EXPERT SOFTWARE, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997 and 1996

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

Financial Instruments --

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses reflected in the consolidated financial statements approximate fair value.

Cash Equivalents --

The Company considers all highly liquid investment instruments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents include investments in repurchase agreements and tax-exempt bond instruments.

Accounts Receivable and Concentration of Credit Risk--

Accounts receivable are principally from retailers and distributors of the Company's products. The Company performs periodic credit evaluations of its customers and maintains allowances for potential credit losses and potential returns of $4,361,000 and $5,061,000 at December 31, 1997 and 1996,
respectively.

The Company's customers are invoiced upon shipment, at which time a provision is recorded for expected future returns. The Company estimates returns based on management's evaluation of historical experience and current industry trends and charges such estimates against gross revenues. Retailers and distributors compete in a volatile industry that is subject to rapid change, consolidation, financial difficulty and increasing competition from new distribution channels. Due to increased competition for limited shelf space, retailers and distributors are increasingly in a better position to negotiate favorable terms of sale, including price discounts, promotional support and product return policies. The Company's financial results may be impacted by the accuracy of retailers' forecasts of consumer demand, the timing of the receipt of orders from major customers, account cancellations or delays in shipment, competitors' marketing strategies and promotions, changes in pricing strategies by the Company or its competitors and the collectibility of accounts receivable. Furthermore, a significant portion of sales within a quarter is typically not realized until late in that quarter. As a result, it may be difficult for the Company to predict its net revenues for the quarter or to quickly adapt its spending levels within a quarter to reflect changes in demand for its products.

Sales to the Company's customers which represented 10% or more of gross sales less actual returns in any of the periods shown below are as follows:

                               Years Ended December 31,
                           --------------------------------
                              1997       1996       1995
                           ----------  ---------  ---------
      Customer A...........    15.2%      19.6%     11.6%
      Customer B...........     4.5       10.4      14.4
      Customer C...........     4.8        7.8      11.3


The two major customers at December 31, 1997 and 1996 also account for 10.5% and 22.1% of gross outstanding accounts receivable at December 31, 1997 and 1996, respectively.

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

During the years ended December 31, 1997 and 1996 the Company had one supplier which accounted for approximately 42.8% and 32.8%, respectively, of total purchases. A second supplier accounted for 22.3% of total purchases in 1997.

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

Revenue Recognition --

Sales are recognized at the time the product is shipped, net of allowances for returns, in accordance with the provisions of the AICPA Statement of Position 97-2, "Software Revenue Recognition." While the Company has no other obligation to perform future services subsequent to shipment, the Company provides telephone customer support as an accommodation to purchasers of its products as a means of fostering customer loyalty. Costs associated with this effort are insignificant and immaterial to the financial statements, and accordingly, are expensed as incurred.

Amortization --

Acquired software technology related to the 1995 acquisition of Swfte discussed in Note 2 represents the fair value of certain software technology and licenses acquired. The recorded value of $3,835,000 was based on independent appraisal and was being amortized on a straight-line basis over two to two and one-half years, the anticipated period of benefit. As discussed in Note 2, a loss on impairment of these intangibles was recorded during the second quarter of 1996. Additionally, amortization of $98,000 and $459,000 on these assets was recorded during 1997 and 1996, respectively. Accumulated amortization on acquired software technology totaled $4,454,000 and $3,672,000 at December 31, 1997 and 1996, respectively.

Royalties --

Royalties are accrued based on net revenues pursuant to agreements with external software developers of software products published by the Company. Royalty costs, which are included in cost of revenues, were $3,012,000, $2,715,000, and $2,575,000 during the years ended December 31, 1997, 1996 and 1995, respectively.

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

Stock-Based Compensation --

Beginning in 1996, the Company implemented the provisions of SFAS 123, Accounting for Stock-Based Compensation, in accounting for stock-based transactions with non-employees and accordingly records compensation expense in the consolidated statements of operations for such transactions. The Company continues to apply the provisions of APB 25 for transactions with employees, as permitted by SFAS 123.

Income Taxes --

The Company accounts for income taxes under SFAS 109, Accounting for Income Taxes, which requires that deferred income taxes be recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting basis at rates based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.

Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Current income tax expense represents the tax payable for the period. The deferred income tax expense (benefit) represents the change during the period in the balance of deferred taxes.

Earnings Per Share of Common Stock --

In February 1997, the Financial Accounting Standards Board (the "FASB") issued SFAS 128, Earnings Per Share. This statement simplifies the standards for computing and presenting earnings per share ("EPS") and makes them comparable to international EPS standards. SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. SFAS 128 became effective for financial statements issued for periods after December 15, 1997 and requires restatement of all prior periods presented. Basic EPS is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding during each period. Diluted EPS includes the potential impact of convertible securities and dilutive common stock equivalents using the treasury stock method of accounting. For periods in which the Company reports a loss from continuing operations, diluted earnings per share do not include stock options as their effect would be antidilutive.

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

The aggregate purchase price was allocated based upon the fair value of the tangible and intangible assets and the liabilities acquired, summarized as follows (in thousands):

       Current assets............  $1,952
       Equipment.................     478
       Purchased research and
       development...............   8,392
       Acquired intangibles......   4,498
       Current liabilities.......  (1,951)
       Notes payable.............  (1,304)
                                  --------
         Total cost of
         acquisition............. $12,065
                                  ========

During the second quarter of 1996, management reevaluated the carrying value of the intangible assets recorded in connection with the acquisition of Swfte. This reevaluation was necessitated by management's determination based on recent results of operations that the expected sales and cash flows from the acquired assets would be substantially lower than had been previously expected by management. Since these factors were not expected to be short-term or temporary in nature, the carrying value of the intangible assets was reduced by $3,478,000 in accordance with SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Management also determined that the lower demand for the acquired products and claims from customers arising during 1996 for pre-acquisition cooperative marketing and price protection credits required an additional provision for returns of $1,065,000 higher than originally provided on the acquired accounts receivable; and a provision for reserves $150,000 higher than originally provided on the acquired inventories. The lower than expected sales and higher than expected returns levels on the acquired products indicate that the minimum royalties will not be recouped in the ordinary course of business and $339,000 of such royalties were accrued as part of the loss on impairment of intangibles during the second quarter. Similarly, losses totaling $668,000 on fixed assets and certain other assets determined to have lower values than originally assigned were accrued as part of the loss on impairment of intangibles as of June 30, 1996. Such losses totaled $5,700,000 and are reflected as "Loss on impairment of assets" in the accompanying consolidated statements of operations.

3.  INVENTORIES:

Inventories consisted of the following at December 31 (in thousands):

                                            1997     1996
                                          -------- --------

      Finished goods......................  $2,439   $1,101
      Raw materials.......................     483      155
                                          ======== ========
                                            $2,922   $1,256
                                          ======== ========

4.  PROPERTY AND EQUIPMENT:

Property and equipment consisted of the following at December 31 (in thousands):

                                                              Useful
                                                                Life
                                            1997     1996     in Years
                                          --------  --------  ---------
      Equipment...........................  $3,280   $3,199     3-5
      Furniture and fixtures..............     716      607     5-10
                                          --------  --------
                                             3,996    3,806
      Less: Accumulated depreciation......  (2,726)  (1,909)
                                          --------  --------
                                            $1,270   $1,897
                                          ========  ========

Equipment includes $147,000 of capital lease assets. Amortization of such costs is computed by the straight-line method over the primary lease terms and is included in depreciation expense in the accompanying consolidated financial statements.

5.  ACCRUED EXPENSES:

Accrued expenses consisted of the following at December 31 (in thousands):

                                            1997     1996
                                          -------   -------

      Royalties........................    $1,271   $1,110
      Marketing........................     1,953    1,276
      Settlement costs (Note 10).......       300      850
      Other............................     1,376    1,802
                                          -------   -------
                                           $4,900   $5,038
                                          =======   =======

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

The loan agreement contains restrictive covenants, including the achievement of certain earnings, as defined in the agreement, and the maintenance of a minimum net worth and various financial ratios. At December 31, 1997, the Company was in compliance with the agreement.

7.  COMMON STOCK:

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

In November 1995, the Company adopted a Shareholder Rights Plan and the Board of Directors declared a dividend distribution of one preferred stock purchase right for each outstanding share of common stock to stockholders of record as of the close of business on November 29, 1995. Initially, these rights will not be exercisable and will trade with the shares of the Company's common stock. Under the Shareholder Rights Plan, the rights become exercisable if a person becomes an "acquiring person" by acquiring 15% or more of the common stock of Expert Software, if a person who owns 10% or more of the common stock of the Company is determined to be an "adverse person" by the Board of Directors, or if a person commences a tender offer that would result in that person owning 15% or more of the common stock of the Company. In the event that a person becomes an "acquiring person" or is declared an "adverse person" by the Board, each holder of a right (other than the acquiring person or the adverse person) would be entitled to acquire such number of shares of preferred stock which are equivalent to Expert Software common stock having a value of twice the then-current exercise price of the right. If the Company is acquired in a merger or other business combination transaction after any such event, each holder of a right would then be entitled to purchase, at the then current purchase price, shares of the acquiring company's common stock having a value of twice the exercise price of the right. The rights will expire at the close of business on November 9, 2005, unless previously redeemed or exchanged by the Company. In connection with the Shareholder Rights Plan, the Board of Directors authorized the designation of 25,000 shares of Series A Junior Participating Cumulative Preferred Stock, $0.01 par value, none of which are outstanding at December 31, 1997 or 1996.

In March 1997, pursuant to its obligations under the Swfte acquisition agreement, the Company completed a registration with the Securities and Exchange Commission of substantially all the shares of Company common stock issued in connection with the Swfte acquisition.

8.  STOCK OPTIONS:

The Company has reserved 2,250,000 shares of its common stock for issuance under its 1992 Stock Option Plan (the "1992 Plan"), 1,000,000 shares under its 1997 Stock Option Plan for Officers and Employees (the "1997 Plan"), and 250,000 shares under the 1997 Stock Option Plan for Directors (the "Directors' Plan"), (the 1992 Plan, the 1997 Plan and the Directors' Plan are referred to herein collectively as the "Plans").Under the Plans, options may be granted to purchase common stock at exercise prices generally determined by a committee of the Board of Directors. Incentive stock options may be granted at exercise prices not less than the fair market value of the common stock at the date of grant, and in certain instances, at prices in excess of the current fair market value. Non-employee members of the Board of Directors are granted non-qualified options annually at a price equal to the fair market value of the common stock at the date of the grant. Incentive stock options are available to officers, directors who are also employees and other full-time employees and non-qualified options are available to the same group and consultants and other key persons who provide services to the Company. The terms and vesting schedule of each option agreement are determined by the Board of Directors; vesting typically is ratably over four years. All options expire on the date specified in the agreement and in no event later than the tenth anniversary of the date which the option was granted. A summary of stock option activity is as follows:

                                                               Weighted
                                                               Average
                                        Number of   Exercise   Exercise
                                          Shares   Price ($)  Price ($)
                                       ----------- ---------- ----------
Options outstanding, December 31, 1994.   771,565  0.10- 2.76   0.67
Granted................................   130,000  7.70-20.75  16.92
Exercised..............................  (136,628) 0.10- 9.35   0.23
Canceled...............................   (79,167) 0.10-20.75  13.14
                                        ----------
Options outstanding, December 31, 1995.   685,770  0.10-20.75   2.40
Granted................................   544,000  5.38-13.25   9.80
Exercised..............................   (37,353) 0.85-12.25   1.76
Canceled...............................  (137,000) 0.85-20.75  12.49
                                        ----------
Options outstanding, December 31, 1996. 1,055,417  0.10-15.25   4.97
Granted................................   605,000  2.00-6.625   2.44
Exercised..............................   (96,971) 0.85-5.375   3.60
Canceled...............................  (364,556) 0.85-15.25  10.75
                                        ----------
Options outstanding, December 31, 1997. 1,198,890  0.10-6.625   2.05
                                        ==========

A summary of currently outstanding and exercisable options is as follows:

          Options Outstanding                 Options Exercisable
-------------------------------------------   --------------------
                       Weighted
                       Average
                       Remaining   Weighted                Weighted
 Range of    Number    Contractual Average      Number     Average
 Exercise    Out-      Life        Exercise     Exercis-   Exercise
 Prices      standing  (Years)     Price        able       Price
 ---------- ---------  ----------- ----------   --------   ---------
$0.10-$0.85   480,070       5.6      $0.49       446,737     $0.46
      $2.00   443,505       6.8      $2.00        61,087     $2.00
$3.38-$3.80    60,000       9.0      $3.52        12,500     $3.55
$4.10-$6.63   215,315       8.8      $5.23        37,065     $5.23
            ---------  ----------- ----------   --------   ---------
            1,198,890       6.8      $2.05       557,389     $1.03
            ---------  ----------- ----------   --------   ---------

At December 31, 1997, options to purchase 1,716,965 shares of common stock were available for grant under the Plans. Canceled options increase the amount of options available to be granted under the Plans.

The Company applied APB Opinion 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost for stock options granted to employees has been recognized under the Plans. Had compensation been recorded based on the fair value at the grant dates for awards under the Plans consistent with the method of SFAS 123, the Company's proforma net income (loss) and diluted income (loss) per share would have been as follows (in thousands, except per share data):

                                                     1997    1996     1995
                                                  -------- -------- --------
        Net income (loss), as reported.            $1,703 $(10,281) $(2,185)
        Net income (loss), proforma....            $1,237 $(10,469) $(2,243)

        Diluted earnings per share, as reported    $  .21  $(1.37)  $  (.33)
        Diluted earnings per share, proforma       $  .15  $(1.40)  $  (.34)

The fair value of each option grant is estimated on the date of grant using the Black-Sholes option pricing model with the following weighted average assumptions: expected volatility ranging from 40% to 70%, risk-free interest rate of 5%, expected dividends of $0 and expected lives of five years. In 1997 and 1996, the Company recorded compensation expense of $54,000 and $7,000, respectively, related to options to purchase common stock granted to non-employees of the Company accounted for under the provisions of SFAS 123.

9.  INCOME TAXES:

The components of the provision (benefit) for income taxes are as follows (in thousands):

                                           1997    1996     1995
                                          ------  -------  ------
      Current:
         Federal........................  $(243) $(1,711)  $1,931
         State..........................    (31)    (256)     328
                                          ------  -------  ------
                                           (274)  (1,967)   2,259
                                          ------  -------  ------
      Deferred:
         Federal........................  1,132   (1,930)  (3,292)
         State..........................    143     (170)    (291)
                                          ------  -------  ------
                                          1,275   (2,100)  (3,583)
                                          ------  -------  ------
                                         $1,001  $(4,067) $(1,324)
                                          ======  =======  =======

A reconciliation of the provision for income tax expense (benefit) with the expected income tax (benefit) computed by applying the federal statutory income tax rate to income (loss) before income taxes is as follows:

                                           1997    1996    1995
                                          ------  ------  -------
      Income tax (benefit) computed at
      federal statutory tax rate........   34.0%  (34.0)% (34.0)%
      State and local taxes (net of
      federal benefit)..................    3.6    (3.6)   (3.6)
      Tax exempt interest income........     --      --    (3.7)
      Increase  in valuation allowance..     --     7.4      --
      Other, net........................   (0.6)    1.9     3.6
                                          ------  ------  -------
                                            37.0% (28.3)% (37.7)%
                                          ======  ======  =======

The components of the net deferred tax asset recorded in the accompanying consolidated balance sheets are as follows (in thousands):

                                            1997     1996
                                           ------  -------
      Acquired software and intangibles...  $ --    $4,406
      Allowance for doubtful  accounts and
      potential returns...................    905    1,279
      Inventory reserves..................  1,029      866
      Net operating loss carryforward.....  4,311    1,825
      Other, net..........................  (158)      349
                                          -------  -------
        Gross deferred tax assets.........  6,087    8,725
      Valuation allowance................. (1,160)  (2,523)
                                          -------  -------
        Net deferred tax assets........... $4,927   $6,202
                                          =======  =======

A valuation allowance is provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. The net deferred assets reflects management's estimate of the amount which will be realized from future profitability which can be predicted with reasonable certainty.

10. EARNINGS PER SHARE

Basic earnings per common share were computed by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share were determined by including assumptions of stock option conversions, except for periods in which the Company reported a loss from continuing operations. Effective December 31, 1997, the Company adopted SFAS 128. As a result, the earnings (loss) per share of common stock for the years ended December 31, 1996 and 1995 have been restated in accordance with the requirements of SFAS 128.

(In thousands, except per share amounts)      Income            Per-Share
Year Ended December 31,                       (Loss)   Shares   Amount
-------------------------------------------- -------- --------- -----------
1997
Basic Earnings Per Share
   Income available to common shareholders..  $1,703   7,533    $  .23
   Options assumed to be converted..........             635     ======
                                              -------  ------
Diluted Earnings Per Share
   Income available to common shareholders
   plus assumed conversions.................  $1,703   8,168    $  .21
                                              =======  ======    =====

1996
Basic and Diluted Earnings Per Share
   (Loss) available to common shareholders..$(10,281)  7,480    $(1.37)
                                              =======  ======    =====

1995
Net (Loss).................................  $(2,185)
Less:  Preferred stock dividends...........      (41)
                                              -------
Basic and Diluted Earnings Per Share
   (Loss) available to common shareholders.  $(2,226)  6,688    $ (.33)
                                              =======  ======    =====


Options to purchase approximately 172,300 shares of common stock at prices from $5.375 to $6.625 were outstanding during 1997 but were not included in the computation of diluted EPS because the options' prices were greater than the average market price of the common shares. The options, which expire between January 1999 and December 2001, were still outstanding at December 31, 1997.

11. LEGAL PROCEEDINGS:

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

12. COMMITMENTS AND CONTINGENCIES:

The Company leases office space under operating leases. Rent expense under operating leases was $510,000, $661,000, and $368,000 for the years ended December 31, 1997, 1996 and 1995, respectively. The Company leases certain equipment under capital leases, which are recorded at the present value of future minimum lease payments. Future minimum lease payments under non-cancelable operating leases and capital leases at December 31, 1997 are as follows (in thousands):

                                          Operating   Capital
                                          Leases      Leases
                                          ---------   -------
      1998................................  $558      $ 47
      1999................................   389        --
      2000................................   201        --
                                          ---------   -------
      Total future minimum payments.......  $1,148
                                          =========
      Less:  Interest.....................              (1)
                                                      -------
      Present value of future minimum
      lease payments......................            $ 46
                                                      =======

The Company is subject to minimum royalty guarantees under certain agreements with developers and licensers. Minimum royalty guarantees under such contracts are approximately $125,000, $150,000, $175,000 and $200,000 for the years ended December 31, 1998, 1999, 2000 and 2001, respectively.

The Company's federal tax filings with respect to the year ended December 31, 1992 and subsequent years are presently being reviewed by the Internal Revenue Service ("IRS"). The IRS has questioned the allocation of the purchase price made by the Company in connection with the acquisition of assets and business of the Predecessor from Bloc in October 1992, and related amortization and other deductions with respect to the acquired assets. In June 1997, the IRS proposed assessments for additional taxes of $412,000, $553,000 and $857,000 for the tax years 1992, 1993 and 1994, respectively, plus interest to the date of payment. The preliminary adjustments proposed by the IRS would also reduce the Company's federal income taxes for the years 1995, 1996 and 1997 by $242,000, $68,000 and $55,000, respectively. The Company believes that it has properly reported its income and paid its taxes in accordance with applicable laws and intends to contest the proposed adjustments vigorously. The Company believes that the ultimate resolution of this matter will not have a material adverse effect on its financial position.


Item 9. Changes and Disagreements With Accountants on Accounting and Financial Disclosure

None.

                                 PART III

Item 10.   Directors and Executive Officers of the Registrant


                      Information Regarding Directors

Set forth below is certain information regarding the Directors of the Company, based on information furnished by them to the Company.

                                                   Director
      Name                                   Age    Since
      ------------------------------------- ------ ---------
      Class I -- Term Expires 1999

      Kenneth P. Currier..................   49     1992
      A. Bruce Johnston...................   38     1992

      Class II-Term Expires 2000

      Stephen J. Clearman.................   47     1992
      Charles E. Noell III................   46     1992

      Class III-Term Expires 1998

      Susan A. Currier....................   48     1992
      William H. Lane III.................   59     1997


      -------------------------------------

The principal occupation and business experience during at least the last five years for each Director of the Company is set forth below.

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

A. Bruce Johnston has served as a Director of the Company since October 1992. Mr. Johnston has been a Principal of TA Associates, a private equity investor, since January 1996 and was a Vice President of TA Associates from June 1992 to December 1995. Prior to that, Mr. Johnston was a General Manager of Lotus Development Corporation, a software publisher, from June 1988 to June 1992. Mr. Johnston serves as a director of Restrac, Inc., a client-server application company, as well as a number of privately-held companies.

Stephen J. Clearman has served as a Director of the Company since October 1992. Mr. Clearman has been a general partner of Geocapital Partners, a venture capital management firm, since he co-founded that firm in 1984. Mr. Clearman also serves as a director of World Access, Inc., a repair and manufacturing services provider to the telecommunications industry, Memberworks, Inc., a consumer credit card membership services company, and SeaMED, Corp., a designer and manufacturer of medical instruments. Mr. Clearman also serves as a director of a number of privately-held companies.

Charles E. Noell III has served as a Director of the Company since October 1992. Mr. Noell has been President and Chief Executive Officer of JMI, Inc., a private holding company, since January 1992. Prior to that, Mr. Noell was a Managing Director of Alex. Brown & Sons Incorporated from 1981 to 1992. Mr. Noell also serves as a director of Transaction Systems Architects, Inc., an electronic funds transfer software company, Homegate Hospitality, Inc., a provider of services to the hotel industry, Peregrine Systems Inc., a developer of infrastructure and network systems management software, and a number of privately-held companies.

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

William H. Lane III has served as a Director of the Company since his appointment by the Board of Directors on January 29, 1997. Mr. Lane retired as Vice President, Chief Financial Officer, Secretary and Treasurer of Intuit, Inc. a software publisher, in July 1996. He held the same positions at ChipSoft, Inc. from July 1991 until Intuit acquired ChipSoft in December 1993. He also served as Vice President, Finance and Administration for Honeywell Information Systems. Mr. Lane also serves as a director of MetaCreations Corporation, a visual computing software publisher, Quarterdeck Corp., a PC utility software company, and Storm Technology, Inc., a scanner device and software company.


                            Executive Officers

The names and ages of all current executive officers of the Company and the principal occupation and business experience during at least the last five years for each are set forth below.


   Name                           Age    Position
   ----------------------------  -----   -----------------------
   Kenneth P. Currier.........    49     Chief Executive Officer and Secretary
   Susan A. Currier ..........    48     President
   Charles H. Murphy..........    53     Chief Financial Officer and Treasurer
   Timothy R. Leary...........    46     Executive Vice President of Sales
   Michael A. Appel...........    53     Vice President of Operations
   Anne E. Aitken.............    39     Vice President of Marketing
   David R. Turner............    32     Vice President of Development
   Katherine A. Brunn.........    50     Vice President of North American Sales

Mr. Currier has held the positions of Chief Executive Officer and Secretary of the Company since the Company's inception in October 1992. Mr. Currier has also been a Director of the Company since 1992. See "Information Regarding Directors" above.

Ms. Currier has held the position of President of the Company since the Company's inception in October 1992. Ms. Currier has also been a Director of the Company since 1992. See "Information Regarding
Directors" above.

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

Timothy R. Leary has served as Executive Vice President of Sales of the Company since January 1998, and as Vice President of Sales of the Company from its formation in October 1992 until December 1997.

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

David R. Turner has served as Vice President of Development of the Company since December 1997. Prior to that, Mr. Turner was Director, External Applications Engineering for Walt Disney Interactive from April 1995 to December 1997. Prior to Disney, Mr. Turner was Vice President and Director of Development for IntraCorp, Inc., from October 1987 to March 1995.

Katherine A. Brunn has served as Vice President of North American Sales of the Company since January 1998. Prior to that, Ms. Brunn was the President and Chief Executive Officer of MicroTech Marketing Services, Inc., a sales, marketing and consulting firm serving the computer industry, since June 1984.

Each of the officers holds his respective office until the regular annual meeting of the Board of Directors following the annual meeting of stockholders and until his successor is duly elected and qualified or until his earlier resignation or removal.


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

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Section 16(a) reports were required for those persons, the Company believes that during the fiscal year ended December 31, 1997, all filing requirements were complied with, except in the case of Susan A. Currier who failed to timely file one report regarding a scheduled sale of the Common Stock.

Item 11.                 Executive Compensation

The following sections of this Annual Report set forth and discuss the compensation paid or awarded during the last three years to the Company's Chief Executive Officer and the four other most highly compensated executive officers who earned in excess of $100,000 during the year ended December 31, 1997 (collectively, the "Named Executives").


Summary Compensation Table

The following table shows for the fiscal years ended December 31, 1995, 1996, and 1997 compensation paid by the Company to the Named Executives.

                                             Long Term
                                             Compensation
                                        -----------------------
                Annual Compensation          Awards          Payouts
                --------------------   --------------------  ------
                              Other    Restric                         All
                              Annual   -ted       Securities           Other
Name and                      Compen-  Stock      Underlying  LTIP     Compen
Principal       Salary  Bonus -sation  Awards     Options     Payout   -sation
Position   Year  ($)    ($)    ($)      ($)       (#)         ($)      ($) (4)
--------------------------------------------------------------------------------
Kenneth P. 1997 170,000   --     --      --         70,000      --      5,579
Currier    1996 170,000   --     --      --        130,000(1)   --       --
Chief      1995 125,000 50,000   --      --            --       --       --
Executive
Officer
and Secretary

Susan A.   1997 170,000   --     --      --         70,000      --      5,579
Currier    1996 170,000   --     --      --        130,000(1)   --       --
President  1995 125,000 50,000   --      --            --       --       --


Charles H. 1997 143,333 26,509   --      --         50,000      --      4,536
Murphy     1996  90,167 20,000 48,122 (2)--         50,000      --       --
Chief
Financial
Officer
and Treasurer

Timothy R. 1997 100,000  7,551   --      --         65,000      --       --
Leary      1996 100,000 26,332   --      --         10,000      --       --
Executive  1995  90,000 71,820   --      --          5,000      --       --
Vice President
of Sales

Michael A. 1997 110,000 19,176   --      --         25,000      --      3,900
Appel      1996  85,297 17,750 14,876 (3)--         25,000      --       --
Vice
President of
Operations

----------------

(1) The options granted to Mr. and Mrs. Currier during 1996 were canceled by the Board of Directors in April 1997.

(2) For 1996, consists of reimbursed moving costs paid upon Mr. Murphy's relocation in connection with beginning employment with the Company in April 1996.

(3) For 1996, consists of reimbursed moving costs paid upon Mr. Appel's relocation in connection with beginning employment with the Company in March 1996.

(4) Represents matching contributions to the accounts of each Named Executive participating under the Company's 401(k) savings plan, which was implemented January 1, 1997.

Option Grants in Last Fiscal Year

The following table sets forth each grant of stock options during 1997 to the Named Executives. No stock appreciation rights ("SARs") have been granted.

                                                                  Potential
                                                                 Realizable
                                                                  Value at
                                                               Assumed Annual
                                                               Rates of Stock
                                                                   Price
                                                                Appreciation
                                                                 for Option
                       Individual Grants                          Term (3)
              ---------------------------------------------   ---------------
                             % of
                             Total
              Number of      Options/SARs
              Securities     Granted
              Underlying     to           Exercise
              Options        Employees    or Base   Expir-
              Granted        in Fiscal    Price     ation
Name          (#) (1)        Year (2)     ($/Sh)    Date       5%($)   10%($)
-----------  -------------  ------------ -------- ----------- ------- -------
Kenneth P.      70,000        15.2%      2.000--  01/01/07--  105,340 266,952
Currier                                    3.375    04/17/07

Susan A.        70,000        15.2       2.000--  01/01/07--  105,340 266,952
Currier                                    3.375    04/17/07

Charles H.      50,000        10.8       2.000    04/17/07     62,889 159,374
Murphy

Timothy R.      65,000        14.1       2.000--  04/17/07--  125,386 317,752
Leary                                      4.100    11/07/07

Michael A.      25,000         5.4       2.000    04/17/07     31,445  79,687
Appel

--------------

(1) All options were granted pursuant to the Amended and Restated 1992 Stock Option Plan (the "1992 Option Plan") and vest in equal quarterly increments over a four year period. Unvested shares accelerate and become vested upon a change of control of the Company.

(2) Percentages are based on a total of shares of Common Stock underlying all options granted to employees of the Company in 1997.

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

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Values

The following table sets forth the shares acquired and the value realized upon exercise of stock options during 1997 by the Named Executives and certain information concerning the number and value of unexercised options.

                                    Number of
                                    Securities         Value of
                                    Underlying         Unexercised
                                    Unexercised        In-the-Money
               Shares               Options at         Options at
               Acquired             FY-End (#)         FY-End ($) (1)
               on          Value    ------------------ ------------------
               Exercise    Realized Exercis-  Unexer-  Exercis-  Unexer-
Name           (#)         ($)      able      cisable  able      cisable
-------------- --------- ---------- --------- -------- --------- --------
 Kenneth P.         --      --       214,624   74,126   633,099   112,682
 Currier
 Susan A.           --      --       214,624   74,126   633,099   112,682
 Currier
 Charles H.     26,200  62,519            91   41,209       142    64,410
 Murphy
 Timothy R.         --      --        57,849   64,721   161,160    64,410
 Leary
 Michael A.     14,742  37,066           --    35,258       --     29,710
 Appel

---------------


(1) Based on the fair market value of the Common Stock on December 31, 1997 ($3.563 per share), less the aggregate option exercise price. Options are in-the-money if the market value of the shares covered thereby is greater than the option exercise price.

Compensation of Directors

The compensation plan for non-employee directors was amended by the Board on February 3, 1997. In accordance with the plan, such outside directors receive an annual retainer of $5,000, $1,500 per Board meeting except for telephonic meetings, $250 per each telephonic Board meeting, and additional compensation to members of the Audit and Compensation Committees in the amount of $500 per meeting attended in person, and $250 per each telephonic committee meeting. All directors are reimbursed for expenses incurred in connection with attendance at meetings.

The Company has an Amended and Restated 1992 Stock Option Plan (the "1992 Option Plan") pursuant to which eligible non-employee directors are entitled to receive options to purchase shares of Common Stock in accordance with the formula provisions thereof. Although the non-employee directors are eligible to receive options pursuant to certain formula provisions of the 1992 Option Plan, no options have been granted to date pursuant to such formula provisions.

The Company also has the 1997 Stock Option Plan for Directors (the "1997 Directors Plan") pursuant to which eligible non-employee directors receive non-qualified options to purchase 30,000 shares of Common Stock upon their election or appointment as a director, which options shall vest in calendar quarterly installments over four years; and options to purchase 5,000 shares of Common Stock each January 1 during his/her service as a director, which options shall vest in quarterly installments over one year. All options granted under the 1997 Directors Plan have a per share exercise price equal to the per share fair market value of the Common Stock on the date of grant.


Employment Agreements and Change-in-Control Arrangements

As of February 23, 1995, the Company entered into employment agreements with each of Kenneth P. Currier and Susan A. Currier pursuant to which they are employed as Chief Executive Officer and President of the Company, respectively. These employment agreements currently provide for the payment of an annual salary to each of the Curriers, which is subject to change by the Compensation Committee of the Board of Directors.

These employment agreements also entitle each of the Curriers to receive annual cash bonuses in amounts, and based upon the achievement of Company objectives, established from year-to-year by the Compensation Committee. These agreements are subject to automatic one-year extensions on each December 31st unless earlier terminated by either the executive or the Company. Under the employment agreements, each of the Curriers is entitled to severance benefits equal to six months salary and benefits plus a pro rated cash bonus in the event of either a termination of their employment by the Company without cause or a termination by the executive in response to certain changes in the executive's employment circumstances, subject to increase to one-year's salary and benefits plus a pro rated cash bonus after a change in control of the Company (as defined in the agreements) in the event of either a termination of employment by the Company without cause or a termination by the executive in response to certain changes in the executive's employment circumstances. On February 25, 1998, the Compensation Committee also approved a bonus equal to one-year's salary to each of the Curriers in the event the Company is sold during 1998, and the transaction closes at terms acceptable to the Board of Directors.

Under the terms of his employment, Mr. Murphy would receive six months' severance pay in the event his employment is terminated without cause, or one-year's salary in the event his employment is terminated due to change of control.

Effective February 18, 1998, all employees of the Company qualify under a program which entitles any employee who might lose their employment as a result of a change in control to receive three months base compensation at the time of separation, provided the employee has performed their duties to the date of separation. This policy is in effect for all employees until February 17, 1999.

Since April 1997, options granted to officers, employees and directors under the Company's stock option plans have provided for acceleration of unvested shares in the event of a change of control of the Company (as defined in the option plans). At December 31, 1997, there were options to purchase approximately
443,000 shares of the Company's common stock that would become vested in the event of such a change in control of the Company.


Compensation Committee Interlocks and Insider Participation

During 1997, the members of the Compensation Committee of the Board of Directors were Stephen J. Clearman and A. Bruce Johnston. Messrs. Clearman and Johnston are each associated with an investment partnership which owns Common Stock and which previously held shares of preferred stock of the Company and subordinated notes issued by the Company. During 1995, the Company redeemed all of the outstanding preferred stock and repaid all of its subordinated indebtedness. See "Certain Relationships and Related Transactions". No executive officers of the Company serve on the Compensation Committee.


Item 12.Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, to the best knowledge and belief of the Company, certain information regarding the beneficial ownership of the Company's Common Stock as of February 24, 1998 by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each of the Company's Directors, (iii) each of the Named Executive Officers and (iv) all of the Company's executive officers and Directors as a group.

                                             Shares       Percent
     Directors,  Executive  Officers         Beneficially of
     and 5% Stockholders                     Owned (1)    Class (2)
     --------------------------------------- ------------ --------
     TA Associates Group.................... 1,989,25(3)  26.2%
       High Street Tower, Suite 2500
       125 High Street
       Boston, MA  02110

     Geocapital II, L.P..................... 691,545       9.1%
       One Bridge Plaza
       Fort Lee, NJ  07024

     Waddell & Reed, Inc.................... 640,000 (4)   8.4%
       2001 Third Avenue South
       Birmingham, AL  35233

     Hambrecht & Quist Group................ 452,242 (5)   5.9%
       One Bush Street
       San Francisco, CA  94104

     Kenneth P. Currier.....................  741,892 (6)   9.2%
     Susan A. Currier.......................  741,892 (7)   9.2%
     A. Bruce Johnston......................   13,392 (8)      *
     Stephen J. Clearman....................  701,720 (9)   9.2%
     William H. Lane III....................   14,275 (10)     *
     Charles E. Noell III...................   41,438 (11)     *
     Charles H. Murphy......................   12,591 (12)     *
     Timothy R. Leary.......................  105,279 (13)  1.4%
     Michael A. Appel.......................    4,654 (14)     *
     All directors  and  executive  officers 1,663,62 (15) 20.2%
     as a group (13 persons)................


     ----------------------------------------
     *  Represents   less  than  1%  of  the
     outstanding shares.



(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options that are currently exercisable or exercisable within 60 days of February 24, 1998 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the purpose of an other person.

(2) Applicable percentage of ownership is based on 7,605,025 shares of Common Stock outstanding as of February 24, 1998 together with applicable options for each stockholder.

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

(4) As reported in a Schedule 13G dated January 30, 1998 and filed with the Securities and Exchange Commission jointly by Waddell & Reed, Inc., Waddell & Reed Investment Management Company, Waddell & Reed Asset Management Company, Waddell & Reed Financial Services, Inc., Torchmark Corporation, United Investors Management Company, and Liberty National Life Insurance Company.

(5) As reported in a Schedule 13D dated April 7, 1997 and filed with the Securities and Exchange Commission jointly by Hambrecht & Quist Group, Hambrecht & Quist California, Hambrecht & Quist L.L.C. and Daniel H.
    Case III. On March 23, 1998, Hambrecht & Quist Group filed a Schedule
    13-D/A reporting ownership of 352,242 shares of Common Stock, which represents approximately 4.6% of the Common Shares outstanding as of February 24, 1998.

(6) Includes 335,296 shares of Common Stock beneficially owned by Mr. Currier's wife, Susan A. Currier, as to which Mr. Currier disclaims beneficial ownership, 76,000 shares beneficially owned by Mr. and Ms. Currier jointly, and 233,096 shares which Mr. Currier may acquire upon the exercise of stock options within 60 days of February 24, 1998.

(7) Includes 330,596 shares of Common Stock beneficially owned by Ms. Currier's husband, Kenneth P. Currier, as to which Ms. Currier disclaims beneficial ownership, 76,000 shares beneficially owned by Mr. and Ms. Currier jointly, and 233,096 shares which Ms. Currier may acquire upon the exercise of stock options within 60 days of February 24, 1998.

(8) Includes 3,117 shares of Common Stock beneficially owned by A. Bruce Johnston through TA Venture Investors L.P. which are included in the 17,002 shares described in footnote (3) above as being owned by TA Venture Investors L.P. Does not include any shares beneficially owed by Advent VI L.P., Advent Atlantic and Pacific II L.P., Advent Industrial II L.P. or Advent New York L.P., or the remainder of the shares described in footnote
    (2) above as being owned by TA Venture Investors L.P., as to which Mr. Johnston disclaims beneficial ownership. Also includes 10,275 shares of Common Stock which Mr. Johnston may acquire upon the exercise of stock options within 60 days of February 24, 1998.

(9) Includes  691,545 shares of Common Stock held by Geocapital II, L.P. Stephen
    J. Clearman, BVA Associates, James Harrison and Irwin Lieber are the general partners (the "Geocapital General Partners") of Softven Management which is the sole general partner of Geocapital II, L.P., and share voting and investment power with respect to these shares. The Geocapital General Partners disclaim beneficial ownership of such shares, except to the extent of each partner's proportionate pecuniary interest therein. Also includes 10,275 shares of Common Stock which Mr. Clearman may acquire upon the exercise of stock options within 60 days of February 24, 1998.

(10)Includes 10,275 shares of Common Stock which Mr. Lane may acquire upon the exercise of stock options within 60 days of February 24, 1998, and 4,000 shares of Common Stock owned by Mr. Lane's wife and grandchildren.

(11)Includes 10,275 shares of Common Stock which Mr. Noell may acquire upon the exercise of stock options within 60 days of February 24, 1998.

(12)Consists of 12,591 shares of Common Stock which Mr. Murphy may acquire upon the exercise of stock options within 60 days of February 24, 1998.

 (13)Includes 67,849 shares which Mr. Leary may acquire upon the exercise of stock options within 60 days of February 24, 1998.

(14)Consists of 4,654 shares of Common Stock which Mr. Appel may acquire upon the exercise of stock options within 60 days of February 24, 1998.

(15)Includes approximately 620,670 shares which may be acquired upon the exercise of stock options within 60 days of February 24, 1998.



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

         (2) Financial Statements Schedules:
                                                       Page

       Report of Independent Certified Public Accountants on Schedules
S-1

       Schedule II- Valuation and Qualifying Accounts..S-2

      All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable and therefore have been omitted.

         (3) Exhibits

       Exhibit No.  Description

               3.1  Restated Articles of Incorporation of the Company (5)
               3.2  Amended and Restated By-Laws of the Company (5)
              10.1  Employment Agreement between the Company and Kenneth
                    Currier dated as of February 23, 1995 (2)
              10.2  Employment Agreement between the Company and Susan
                    Currier dated as of February 23, 1995 (2)
              10.3 Amended and Restated Stockholders Agreement among the Company and certain stockholders dated as of October
                    31, 1995 (5)
              10.4  Lease between the Company and Douglas Entrance
                    Holdings Limited Partnership dated February 25, 1994
                    (3)
              10.5  Sublease Agreement between the Company and Commodore
                    Cruise Line, Limited dated May 9, 1994 (3)
              10.6  1992 Stock Option Plan, as amended (3)
              10.7  Revolving Credit Agreement between the Company and the
                    First National Bank of Boston dated as of October 23, 1992, as amended in December 1993 and on May 19, 1994, June 30, 1994 and August 1, 1994 (3)
              10.8  Summary of the Company's Management Incentive Plan (3)
             10.10 Agreement and Plan of Merger among the Company, ESI Acquisition Corp., Swfte and the stockholders of Swfte dated as of October 16, 1995 (5) (U)
             10.11  Registration Rights Agreement by and among the Company and certain stockholders dated as of November 2, 1995
                    (5)
             10.12  Shareholders Rights Agreement between the Company and
                    The First National Bank of Boston dated November 9,
                    1995 (4)
             10.13 Amended and Restated Licensing Agreement between Swfte and The United States Playing Card Company dated as of May 1993, as amended on July 14, 1994, July 7, 1995 and July 21, 1995
                    (5) (U)
             10.14  Licensing and Royalty Agreement between the Company and McDonald's Corporation dated as of January 2, 1997
                    (6)
             10.15 Sublease Agreement Between the Company and Enterprise Consulting, Inc. dated as of May 1, 1996 (7)
             10.16  Announcement of Preliminary Fourth-Quarter Results (8)
                21  Subsidiaries of the Company (5)
              23.1  Consent of Arthur Andersen LLP (1)
                27  Financial Data Schedule (EDGAR filing only)

       ------------

               (1)  Filed herewith.
               (2) Incorporated by reference to the designated exhibit of Amendment No. 1 to the Registration Statement on Form
                    S-1 (No. 33-89758 filed March 30, 1995).
               (3) Incorporated by reference to the designated exhibit of the Registration Statement on Form S-1 (No. 33-89758 filed February 24, 1995).
               (4) Incorporated by reference to the designated exhibit of registrant's Form 8-K (filed November 12, 1995).
               (5) Incorporated by reference to the designated exhibit of registrant's Annual Report on Form 10-K for the year ended December 31, 1995
               (6) Incorporated by reference to the designated exhibit of Form 8-K filed February 26, 1997
               (7) Incorporated by reference to the designated exhibit of registrant's Annual Report on Form 10-K for the year ended December 31, 1996
               (8) Incorporated by reference to the designated exhibit of Form 8-K filed February 10,1998
               (U) Confidential treatment granted as to portions of this document.



      (b) Reports on Form 8-K

      On February 10, 1998, the Company filed a report on Form 8-K in regard to its announcement of preliminary results for the fourth quarter of 1997.

      On February 13, 1998, the Company filed a report on Form 8-K in regard to its announcement of results for the quarter and the year ended December 31, 1997.

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

                                          EXPERT SOFTWARE, INC.

Date:  March 30, 1998                     By:  /s/ KENNETH P. CURRIER
                                               ----------------------
                                               Kenneth P. Currier
                                               Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

           Signature                     Title               Date
                                Director, Chief         March 30, 1998
    /s/ KENNETH P. CURRIER      Executive Officer and
      Kenneth P. Currier        Secretary (Principal
                                Executive Officer)

                                Chief Financial         March 30, 1998
     /s/ CHARLES H. MURPHY      Officer and Treasurer
       Charles H. Murphy        (Principal Financial
                                Officer and Principal
                                Accounting Officer)


    /s/ STEPHEN J. CLEARMAN     Director                March 26, 1998
      Stephen J. Clearman


     /s/ SUSAN A. CURRIER       Director, President     March 30, 1998
       Susan A. Currier


                                Director                March __, 1998
     ---------------------
       A. Bruce Johnston


    /s/ WILLIAM H. LANE III     Director                March 26, 1998
      William H. Lane III


                                Director                March __, 1998
     ---------------------
     Charles E. Noell III

      REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE



To the Stockholders
  of Expert Software, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in this Form 10-K and have issued our report thereon dated February 6, 1998. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed under Item 14(a) of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




ARTHUR ANDERSEN LLP

Miami, Florida,
  February 6, 1998.

                           EXPERT SOFTWARE, INC.

                                SCHEDULE II
                     VALUATION AND QUALIFYING ACCOUNTS
           FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                              (in thousands)




                                Balance     Charged
                                at          to Costs              Balance at
                                Beginning   and                   End
Description                     of Period   Expenses  Deductions  of Period
----------------------------------------------------------------------------

Allowance for doubtful
accounts and returns:

Fiscal year ended
December 31, 1997...........    $ 5,061    $6,868    $ 7,568    $ 4,361
                                ============================================
Fiscal year ended
December 31,1996............    $ 1,659    $7,311    $ 3,909    $ 5,061
                                ============================================
Fiscal year ended
December 31,1995............    $ 2,099    $3,171    $ 3,611    $ 1,659
                                ============================================



                             INDEX TO EXHIBITS




                                                                    Sequential
                                                                       Page
        Exhibit No.    Description                                     Number
        -----------    -------------------------------------------- ----------

             23.1      Consent of Arthur Andersen LLP..............      50

                                                               EXHIBIT 23.1




            CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




As  independent   certified  public  accountants,   we  hereby  consent  to  the
incorporation of our reports included in this Form 10-K, into the Company's previously filed Form S-8 Registration Statement File No.
33-93920.




ARTHUR ANDERSEN LLP

Miami, Florida,
  March 27, 1998.