Form 10-Q
period 1998-03-31
EXPERT SOFTWARE INC
filed 1998-05-01
CIK 939730

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549


                              FORM 10-Q


[X]QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

            For the quarterly period ended March 31, 1998


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

As of April 22, 1998, there were 7,606,342 shares of the Registrant's Common Stock, $ .01 par value, outstanding.



                  The exhibit index is on page 11.

                           Page 1 of 12.

                        EXPERT SOFTWARE, INC.

                          INDEX TO FORM 10-Q

                  Three Months Ended March 31, 1998





                                                                Page
                                                                ------
   Part I - Financial Information
   Item 1.  Financial Statements.
     Condensed Consolidated Balance Sheets as of

       March 31, 1998 and December 31, 1997.....................  3
     Condensed Consolidated Statements of Operations for the

       Three Months Ended March 31, 1998 and 1997...............  4
     Condensed Consolidated Statements of Cash Flows for the

       Three Months Ended March 31, 1998 and 1997...............  5
     Notes to Condensed Consolidated Financial Statements.......  6
   Item 2.  Management's Discussion and Analysis of Financial
   Condition and Results of Operations..........................  8


   Part II -- Other Information
   Item 5.  Other Information................................... 10
   Item 6.  Exhibits and Reports on Form 8-K.................... 11

   Signatures................................................... 12







  This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Factors that might cause such a difference are discussed in the section entitled "actors That May Affect Future Results" on page 10 of this Form 10-Q.

                   PART I -- FINANCIAL INFORMATION


Item  1.  Financial Statements.



                         EXPERT SOFTWARE, INC.
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                             (In thousands)

                                               March 31,  December 31,
                                                  1998       1997
                                               ---------  ----------
                                               (unaudited)
                      ASSETS

    CURRENT ASSETS:
       Cash and equivalents...................   $5,392     $5,685
       Accounts receivable, net...............    6,681      4,636
       Income taxes receivable................       65      1,924
       Inventories............................    3,061      2,922
       Prepaid expenses.......................      687        834
       Deferred income taxes..................    1,225      1,616
                                               ---------   --------
          Total current assets................   17,111     17,617
    PROPERTY AND EQUIPMENT, net...............    1,091      1,270
    DEFERRED INCOME TAXES.....................    3,311      3,311
    ACQUIRED INTANGIBLES, net.................       11         35
                                               ---------   --------
          Total assets........................  $21,524    $22,233
                                               ==========  =========

       LIABILITIES AND STOCKHOLDERS' EQUITY
    CURRENT LIABILITIES:
       Accounts payable.......................   $3,701     $4,755
       Accrued expenses.......................    4,569      4,900
       Current portion of capital lease
       obligations............................       33         46
                                               ---------  ---------
          Total current liabilities...........    8,303      9,701
                                               ---------  ---------

    STOCKHOLDERS' EQUITY:
       Preferred stock........................       --         --
       Common stock...........................       76         76
       Additional paid-in capital.............   23,625     23,601
       Accumulated deficit....................  (10,480)   (11,145)
                                               ----------  ---------
          Total stockholders' equity..........   13,221     12,532
                                               ----------  ---------
          Total liabilities and stockholders'
          equity..............................  $21,524    $22,223
                                               ==========  =========



      The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

                       EXPERT SOFTWARE, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          (In thousands, except per share and share data)
                            (Unaudited)




                                                  Three Months
                                                     Ended
                                                    March 31,
                                                -----------------
                                                 1998    1997
                                                -------- --------

      NET REVENUES............................   $9,290   $8,027
                                                -------- --------
      OPERATING COSTS AND EXPENSES:
        Cost of revenues......................    3,743    3,134
        Marketing and sales...................    2,752    2,427
        General and administrative............    1,297    1,215
        Development...........................     613       641
                                                -------- --------

          Total operating costs and expenses..    8,405    7,417
                                                -------- --------

          Operating income....................     885       610

      Other income, net.......................     169        28
                                                -------- --------

        Income before provision for income        1,054      638
      taxes...................................

      Provision for income taxes..............     390       236
                                                -------- --------

        Net income............................    $664     $ 402
                                                ======== ========

        Earnings per share:
          Basic...............................   $ .09    $  .05
                                                ======== ========
          Diluted.............................   $ .08    $  .05
                                                ======== ========



















     The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                       EXPERT SOFTWARE, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands)
                            (Unaudited)

                                                 Three Months Ended
                                                     March 31,
                                                ---------------------
                                                    1998       1997
                                                ---------- ----------

      CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income..............................    $  664     $  402
      Adjustments to reconcile net income to
      net cash provided by (used in) operating
      activities:
        Depreciation of property and equipment       181        201
        Amortization of acquired intangibles..        24         34
        Deferred income tax provision.........       391        236
        Imputed compensation on stock options.        21         --
      Changes in current assets and
      liabilities:
        (Increase) decrease in accounts
         receivable...........................    (2,045)       741
        (Increase) decrease in income tax
         receivable...........................     1,859        501
        (Increase) decrease in inventories....      (139)       520
        (Increase) decrease in prepaid expenses      147       (209)
        Increase (decrease) in accounts payable   (1,054)    (1,793)
        Increase (decrease) in accrued expenses     (423)       723
        Increase (decrease) in income taxes
         payable..............................        92         --
        Increase (decrease) in other
         obligations..........................        --       (200)
                                                ---------- ----------
          Net cash provided by (used in)
          operating activities................      (282)     1,156
                                                ---------- ----------
      CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchases of property and equipment...        (2)        --
                                                ---------- ----------
      CASH FLOWS FROM FINANCING ACTIVITIES:
        Stock options exercised...............         4          6
        Payments on capital lease obligations.       (13)       (10)
                                                ---------- ----------
          Net cash used in financing activities       (9)        (4)
                                                ---------- ----------

          Net increase (decrease) in cash and
          equivalents.........................      (293)     1,152
      CASH AND EQUIVALENTS, beginning of period    5,685      2,959
                                                ---------- ----------
      CASH AND EQUIVALENTS, end of period.....    $5,392     $4,111
                                                ========== ==========

      SUPPLEMENTAL DISCLOSURE OF CASH FLOW
      INFORMATION:
        Cash paid during the period for
        interest.............................     $    1     $    1
                                                ========== ==========



     The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                        EXPERT SOFTWARE, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            March 31, 1998
                             (Unaudited)

1.    BASIS OF PRESENTATION

The condensed consolidated balance sheet as of December 31, 1997, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements included herein, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended
December 31, 1997.

In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 1998, and the results of operations and cash flows for the three months ended March 31, 1998 and 1997. Results of operations and cash flows for the period ending March 31, 1998, are not necessarily indicative of the results of operations of the entire fiscal year.

The accounting policies followed for quarterly financial reporting purposes are the same as those disclosed in the Company's audited financial statements for the year ended December 31, 1997, included in the Form 10-K.

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

3.    INVENTORIES

Inventories consisted of the following as of March 31, 1998, and December 31, 1997, (in thousands):

                                   1998      1997
                                ---------- ---------
       Finished goods........... $2,280     $2,439
       Raw materials............    781        483
                                ---------- ---------
                                 $3,061     $2,922
                                ========== =========

4.  EARNINGS PER SHARE

Earnings per share are computed in accordance with the requirements of SFAS 128. Basic earnings per common share were computed by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share were determined by including assumptions of stock option conversions.

   (In thousands, except per share amounts)
                                                           Per-Share
   Three Months Ended March 31,            Income   Shares   Amount
   -------------------------------------- -------- -------- ---------

   1998
   Basic Earnings Per Share
      Income available to common
      shareholders.......................   $ 664    7,605    $ .09
                                                             =======
      Options assumed to be converted....      --      626
                                          --------  -------
   Diluted Earnings Per Share
      Income available to common
      shareholders plus assumed
      conversions........................   $ 664    8,231    $ .08
                                          ========  =======  =======


   1997
   Basic Earnings Per Share
      Income available to common
      shareholders.......................   $ 402    7,511    $ .05
                                                             =======
      Options assumed to be converted....      --      414
                                          --------  --------
   Diluted Earnings Per Share
      Income available to common
      shareholders plus assumed
      conversions........................   $ 402    7,925    $ .05
                                          ========  =======  =======


5.  NEWLY ISSUED ACCOUNTING STANDARD

The Company has adopted SFAS No. 130, Reporting Comprehensive Income, in the quarter ended March 31, 1998. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The statement requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and to display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Company believes that the adoption of SFAS 130 will have no material impact on its financial statements as there are no material differences between net income and comprehensive income.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

The following table sets forth certain statement of operations data as a percentage of net revenues, for comparative purposes, for the periods indicated.


                                           Three Months
                                               Ended
                                             March 31,
                                           --------------
                                            1998   1997
                                           ------ -------

        Net revenues....................... 100%    100%
                                           ------ -------
        Operating costs and expenses:
          Cost of revenues.................  40      39
          Marketing and sales..............  30      30
          General & administrative.........  14      15
          Development......................   6       8
                                           ------ -------
                                             90      92
                                           ------ -------

        Operating income...................  10       8
        Other income (expense).............   1      --
                                           ------ -------

        Income before provision for income
        taxes..............................  11       8
        Provision for income taxes.........   4       3
                                           ------ -------

        Net income.........................   7%      5%
                                           ====== =======


Comparison of Three Months Ended March 31, 1998 and 1997

Net Revenues. Net revenues for the three months increased to $9.3 million in 1998 from $8.0 million in 1997, an increase of $1.3 million, or 16%, due to higher units sold International revenues decreased to 14% of net revenues in 1998 from 19% in 1997, due primarily to lower unit sales in countries other than the US. The Company expects the second quarter of the year to have lower net sales than the first quarter, consistent with the prior three years, due to seasonal trends in sales of consumer software, while third quarter sales are expected to exceed those of the second quarter due to increased international activity and seasonal factors.

Net revenues consist of gross sales net of allowances for returns and discounts, and royalty income related to licensing of products, primarily to publishers in Europe. The Company adjusts its allowance for returns as it deems appropriate. The Company may accept substantial product returns or make other concessions to maintain its relationships with retailers and distributors and its access to distribution channels. If the Company chooses to accept product returns, some of that product may be defective, shelf-worn or damaged and may not therefore be salable in the ordinary course of business. There can be no assurance that the Company will not experience significant returns, which could be greater than the Company's provision for returns, which could have a material adverse affect on the Company's results of operations. In accordance with its policy, the Company will continue to reassess market conditions and adjust its provision for returns as it deems appropriate.

Cost of Revenues. Cost of revenues for the three months increased to $3.7 million in 1998 from $3.1 million in 1997, an increase of $0.6 million, or 19%, due primarily to increased sales volume. As a percentage of net revenues, cost of revenues represented 40% and 39% of net revenues in 1998 and 1997, respectively. The Company expects cost of revenues in future periods will increase modestly over those in the prior year due to more product content provided with new and promotional items, and an increase in boxed titles, which have higher packaging and freight costs.

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

Marketing and Sales. Marketing and sales expense for the three months increased to $2.8 million in 1998 from $2.4 million in 1997, an increase of $0.3 million, or 13%, and represented approximately 30% of net revenues in 1998 and 1997. This increase was related to the increased marketing activities to promote the Company's products and brand names, increased personnel and increased competition for shelf space in retail outlets. The Company intends to continue to launch new and innovative marketing promotions and to hire additional personnel as needed. As a result, the Company expects marketing and sales expenses to increase in dollar amount, and expects competition for shelf space to continue.

General and Administrative. General and administrative ("G&A") expense for the three months increased to $1.3 million in 1998 from $1.2 million in 1997, an increase of $0.1 million, or 7%, primarily due to increased personnel costs to support increased operating activities. G&A expenses decreased as a percentage of net revenues to 14% in 1998 from 15% in 1997. The Company expects G&A expenses during 1998 to increase due to costs to be incurred in connection with computer systems conversions.

Development. Development expense for the three months were approximately $0.6 million in 1998 and 1997, and decreased as a percentage of net revenues to 6% of net revenues in 1998 from 8% in 1997. Development expense includes expenses related to product upgrades, new products development activities, quality control and customer service support. The Company currently believes that development expenses will increase in future periods due to additional costs to develop new brands and titles, including the development of products to take advantage of the Internet and other on-line capabilities, operating system upgrades such as Windows 98, and the localization of product for international sales.

Other Income. Other income, which includes interest income and interest expense, increased to $169,000 in 1998 from $28,000 in 1997, primarily due to the receipt of interest of approximately $117,000 in connection with the refund of prior years' income tax payments, and the increased balance of interest bearing deposits and investments.

Provision for Income Taxes. The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes, which requires that deferred income taxes be recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting basis at rates based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The effective tax rate used in recording the provision for income taxes was approximately 37% in 1998 and 1997.


Liquidity and Capital Resources

As of March 31, 1998, the Company had $8.8 million in working capital, including $5.4 million in cash. To date, the Company has not invested in any financial instruments that involve a high level of complexity or risk. Net cash used by operating activities was $0.3 million for the three months ended March 31, 1998, primarily due to payments of accounts payable and accrued expenses, and increased accounts receivable; partially offset by profitable results of operations and the receipt of income tax refunds related to prior years' taxes paid. Management believes that it has adequate financial resources for its planned operations through the next twelve months.

The Company believes that cash generated by operations may be affected by an increase in working capital requirements as it continues to expand operations. In response to such growth in working capital requirements, the Company entered into a loan agreement with a bank which provides for a revolving line of credit collateralized by substantially all of the Company's assets. Borrowings under the line are limited to a percentage of eligible receivables as defined in the agreement and may not exceed $5.0 million through May 31, 1998, the maturity date. The loan agreement contains restrictive covenants. There can be no assurance that the Company's results of operations will continue to be in compliance with the line of credit covenants which, among other things, prohibit two consecutive quarterly losses, or that the line of credit would be otherwise available to the Company. The Company expects to renew this line of credit with the bank under terms substantially similar to those in the existing loan agreement. To date, there have been no borrowings under the line. Management believes that cash from operations will provide adequate resources for the Company's operations through 1998.

The Company's federal tax filings with respect to the year ended December 31, 1992 and subsequent years are presently being reviewed by the Internal Revenue Service ("IRS"). The IRS has questioned the allocation of the purchase price made by the Company in connection with the acquisition of assets and business of the Predecessor from Bloc in October 1992, and related amortization and other deductions with respect to the acquired assets. In June 1997, the IRS proposed assessments for additional taxes of $442,000, $553,000 and $857,000 for the tax years 1992, 1993 and 1994, respectively, plus interest to the date of payment. The preliminary adjustments proposed by the IRS would also reduce the Company's federal income taxes for the years 1995, 1996 and 1997 by $242,000, $68,000 and $55,000, respectively. The Company believes that it has properly reported its income and paid its taxes in accordance with applicable laws and intends to contest the proposed adjustments vigorously. The Company believes that the ultimate resolution of this matter will not have a material adverse effect on its financial position.

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


                     PART II - OTHER INFORMATION


Item  5.   Other Information.

Factors That May Affect Future Results

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is providing the following cautionary statements identifying important factors, some of which are beyond the Company's control, that could cause the Company's actual results to differ materially from its historical operating results and from those projected in any forward-looking statements made by, or on behalf of, the Company.

The Company wishes to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual results throughout 1998 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

General Business and Economic Conditions

General business and economic conditions have an impact on the Company's financial results. The Company's customer base, which is largely retailers and distributors for resale to retailers, may be impacted by weak economic conditions and, as a result, may reduce required inventory levels of products purchased from the Company. The Company's customers are not contractually required to make future purchases of the Company's products and therefore could discontinue carrying the Company's products in favor of a competitor's products or for any other reason. The Company's financial results could be affected by the size and rate of growth of the consumer software market and consumer PC market. The consumer software business is seasonal due primarily to the increased demand for consumer software during the year-end holiday buying season. General business and economic conditions and consumer confidence, both domestically and abroad, may impact retail sales of consumer software. Currency fluctuations associated with international sales and accounts receivable may also affect the Company's financial results.

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

Uncertainty of Market Acceptance; Changes in Technology and Industry Standards

The consumer software industry is undergoing rapid changes, including evolving industry standards, frequent product introductions and changes in consumer requirements and preferences. Consumer preferences are difficult to predict, and few consumer products achieve sustained market acceptance. The Company's financial results will be impacted by market acceptance of the Company's products and those of its competitors, development and promotional expenses relating to the introduction of new products, new versions of existing products or new operating systems, and evolving distribution channels. The growth in popularity of the Internet and other new technologies has impacted the distribution and purchase of software.

Other Factors

In addition to the important factors discussed above, the Company's financial results, financial position and cash flows may be impacted by, among other factors, future cash flow and working capital requirements, management's ability to manage growth, implementation and expansion of the Company's systems and operations to accommodate the Company's anticipated future revenues, the outcome of current and future examinations by taxing authorities, and the acquisitions of new businesses by the Company and related charges and write-offs. The market price of the Company's Common Stock has been, and in the future will likely be, subject to significant fluctuations in response to variations in quarterly operating results and other factors, such as announcements of technological innovations or new products by the Company or its competitors, or other events. The stock prices for many companies in the technology sector have experienced wide fluctuations which often have been unrelated to their operating performance. Such fluctuations may adversely affect the market price of the Company's Common Stock.



The Year 2000 Issue

The Company does not believe that it has material exposure to the Year 2000 issue with respect to its own information system as the supplier of its primary systems has an updated release of the Company's applications software that correctly identifies the year 2000. The Company plans to implement the new release beginning in 1998 and to complete the implementation before the fourth quarter of 1999. However, there can be no assurance that this software implementation will be successfully completed, or that the implementation will not have a material adverse impact on the Company's financial results, financial position and cash flows. The Company is seeking to determine if the information systems of its major customers and vendors (insofar as they relate to the Company's business) comply with Year 2000 requirements, and there can be no assurance that the Year 2000 issue will not affect the information systems of the Company's major customers and vendors as they relate to the Company's business, or that any such impact of a major customer's or vendor's information systems would not have a material adverse effect on the Company.

Item  6.   Exhibits and Reports on Form 8-K.

(a)    Exhibit 27.  Financial Data Schedule (EDGAR filing only).

(b)    Reports on Form 8 K.  None.





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

Dated:  May 1, 1998