Form 10-Q
period 1998-06-30
EXPERT SOFTWARE INC
filed 1998-08-12
CIK 939730

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549



                              FORM 10-Q



[X]QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE
ACT                            OF 1934

            For the quarterly period ended June 30, 1998



[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


         For the transition period from _______ to  ________



                   Commission File Number  0-25646





                        EXPERT SOFTWARE, INC.

   State of Delaware  --  I.R.S. Employer Identification No.:  65-0359860
                           800 Douglas Road
                        North Tower, 6th Floor
                        Coral Gables, FL 33134
                            (305) 567-9990



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes [ x ] No [   ]

As of July 31, 1998, there were 7,607,631 shares of the Registrant's Common Stock, $ .01 par value, outstanding.

                  The exhibit index is on page 13.

                           Page 1 of 13.

                        EXPERT SOFTWARE, INC.

                          INDEX TO FORM 10-Q

                    Six Months Ended June 30, 1998





                                                              Page
                                                              ------
Part I - Financial Information
Item 1.  Financial Statements.
  Condensed Consolidated Balance Sheets as of
    June 30, 1998 and December 31, 1997...........................3
  Condensed Consolidated Statements of Operations for the
    Three Months and Six Months Ended June 30, 1998 and 1997......4
  Condensed Consolidated Statements of Cash Flows for the
    Six Months Ended June 30, 1998 and 1997.......................5
  Notes to Condensed Consolidated Financial Statements............6
Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations.............................7


Part II -- Other Information
Item 5.  Other Information.......................................11
Item 6.  Exhibits and Reports on Form 8-K........................13

Signatures.......................................................13







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

                   PART I -- FINANCIAL INFORMATION


Item 1.  Financial Statements.


                  EXPERT SOFTWARE, INC.
          CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands)

                                              June 30,    December 31,
                                                1998           1997
                                           ------------   ------------
ASSETS .................................                  (unaudited)
CURRENT ASSETS:
Cash and equivalents ...................   $      4,819   $      5,685
Accounts receivable, net ...............          5,909          4,636
Inventories, net .......................          2,680          2,922
Income taxes receivable ................             65          1,924
Prepaid expenses .......................            673            834
Deferred income taxes ..................          1,259          1,616
                                           ------------   ------------
Total current assets ...................         15,405         17,617
PROPERTY AND EQUIPMENT, net ............          1,004          1,270
DEFERRED INCOME TAXES ..................          3,471          3,311
OTHER ASSETS, net ......................              5             35
                                           ------------   ------------
Total assets ...........................   $     19,885   $     22,233
                                           ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable .......................   $      3,144   $      4,755
Accrued expenses .......................          3,824          4,900
Current portion of capital lease
obligations ............................              3             46
                                           ------------   ------------
Total current liabilities ..............          6,971          9,701
                                           ------------   ------------

STOCKHOLDERS' EQUITY:
Preferred stock ........................           --             --
Common stock ...........................             76             76
Additional paid-in capital .............         23,648         23,601
Accumulated deficit ....................        (10,810)       (11,145)
                                           ------------   ------------
Total stockholders' equity .............         12,914         12,532
                                           ============   ============
Total liabilities and
stockholders' equity ...................   $     19,885   $     22,223
                                           ============   ============



  The accompanying notes to condensed financial statements are an integral part of these balance sheets.

                       EXPERT SOFTWARE, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          (In thousands, except per share and share data)
                            (Unaudited)




                                  Three Months Ended      Six Months Ended
                                       June 30,                June 30,
                                  --------------------   --------------------

                                      1998        1997        1998        1997
                                 ---------   ---------   ---------   ---------


NET REVENUES .................   $   7,854   $   7,075   $  17,144   $  15,101
                                 ---------   ---------   ---------   ---------
OPERATING COSTS AND EXPENSES:
Cost of revenues .............       3,515       2,649       7,258       5,784
Marketing and sales ..........       3,163       2,268       5,915       4,695
General and administrative ...       1,178       1,109       2,475       2,324
Development ..................         584         743       1,198       1,383
                                 ---------   ---------   ---------   ---------
Total operating costs and
expenses .....................       8,440       6,769      16,846      14,186
                                 ---------   ---------   ---------   ---------

Operating income (loss) ......        (586)        306         298         915

Other income, net ............          62          50         232          79
                                 ---------   ---------   ---------   ---------

Income (loss) before provision
(benefit) for income taxes ...        (524)        356         530         994

Provision (benefit) for income
taxes ........................        (194)        132         196         368
                                 ---------   ---------   ---------   ---------

Net income (loss) ............   $    (330)  $     224   $     334   $     626
                                 =========   =========   =========   =========


Earnings (Loss) per Share:

Basic ........................   $   (.04)   $     .03   $     .04   $     .08
                                 =========   =========   =========   =========

Diluted ......................   $   (.04)   $     .03   $     .04   $     .08
                                 =========   =========   =========   =========



















  The accompanying notes to condensed financial statements are an integral part of these statements.

                       EXPERT SOFTWARE, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands)
                            (Unaudited)

                                                        Six Months Ended
                                                             June 30,
                                                     ----------------------

                                                          1998         1997
                                                     ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income .......................................  $      334   $      626
Adjustments to reconcile net income
to net cash provided by (used in)
operating activities:
  Depreciation of property and equipment..........         378          400
  Amortization of acquired intangibles............          30           69
  Compensation expense on stock
  option grants...................................          42         --
  Deferred income tax provision...................         197          368
Changes in current assets and
liabilities:
  (Increase) decrease in accounts
  receivable......................................      (1,273)       1,434
  (Increase) decrease in income tax
  receivable......................................       1,859          517
  (Increase) decrease in inventories..............         242           55
  (Increase) decrease in prepaid expenses.........         161         (207)
  (Increase) decrease in other assets.............        --           --
  Increase (decrease) in accounts payable.........      (1,611)      (1,487)
  Increase (decrease) in accrued expenses.........      (1,169)         315
  Increase (decrease) in income taxes
  payable.........................................          94         --
  Increase (decrease) in other
  obligations.....................................        --           (300)
                                                     ---------    ---------
Net cash provided by (used in)
operating activities..............................        (716)       1,790
                                                     ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment...............        (112)         (36)
                                                     ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Stock options exercised...........................           5           44
Payments on capital lease obligations.............         (43)         (21)
                                                     ---------    ---------
Net cash provided by (used in)
financing activities..............................         (38)          23
                                                     ---------    ---------

Net increase (decrease) in cash
and equivalents...................................        (866)       1,777
CASH AND EQUIVALENTS, beginning of
period............................................       5,685        2,959
                                                     ---------    ---------
CASH AND EQUIVALENTS, end of period ..............  $    4,819   $    4,736
                                                     =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid during the period for
interest .........................................  $        1   $        3
                                                     =========    =========

Cash paid during the period for
income taxes .....................................   $    --      $    --
                                                     =========    =========


     The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                        EXPERT SOFTWARE, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            June 30, 1998
                             (Unaudited)



1.    THE ORGANIZATION

Expert Software, Inc. (the "Company") publishes and distributes computer software under the "Expert" trade name. The Company's products address a broad range of consumer interest and everyday tasks for the productivity, lifestyle, small office/home office, entertainment and education market categories. The Company sells its products directly to large retailers, as well as to distributors.

2.    BASIS OF PRESENTATION

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

In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 1998, and the results of operations and cash flows for the periods presented herein. Results of operations and cash flows for the period ending June 30, 1998, are not necessarily indicative of the results of operations of the entire fiscal year.

The accounting policies followed for quarterly financial reporting purposes are the same as those disclosed in the Company's audited financial statements for the year ended December 31, 1997, included in the Form 10-K.

3. INVENTORIES

Inventories consisted of the following as of June 30, 1998 and December 31, 1997 (in thousands):

                                                      1998         1997
                                                ----------   ----------

    Finished goods .........................    $    2,162   $    2,439
    Raw materials ..........................           518          483
                                                ----------   ----------
                                                $    2,680   $    2,922
                                                ==========   ==========

4.  EARNINGS PER SHARE

Earnings per share are computed in accordance with the requirements of SFAS 128. Basic earnings per common share were computed by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share were determined by including assumptions of stock option conversions. For periods in which the Company reports a loss from continuing operations, diluted earnings per share do not include stock options as their effect would be antidilutive. Amounts for 1997 were restated to conform with SFAS
128. Shares used in the computations for the three months and six months ended June 30, 1998 and 1997 are as follows:


                              Three Months Ended  Six Months Ended
                                   June 30,          June 30,
                              ------------------  -----------------

                                1998       1997     1998      1997
                             ---------  --------- --------- ---------
    Weighted average shares
    used in basic
    computation............  7,606,969  7,517,756 7,606,025 7,514,517

    Common stock
    equivalents - options..      --       525,558   707,770   469,027
                             ---------  --------- --------- ---------
    Weighted average shares
    used in diluted
    computation............  7,606,969  8,043,313 8,313,795 7,983,544
                             =========  ========= ========= =========



5.  NEWLY ISSUED ACCOUNTING STANDARDS

The Company adopted SFAS No. 130, Reporting Comprehensive Income, in the quarter ended March 31, 1998. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The statement requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and to display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Company believes that the adoption of SFAS 130 will have no material impact on its financial statements as there are no material differences between net income and comprehensive income.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or a liability measured at its fair value. The Company believes that the adoption of SFAS 133 will have no material impact on its financial statements as it has entered into no significant derivatives contracts and has no current plans to do so in the future.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Results of Operations

   The following table sets forth certain statement of operations data as a percentage of net revenues, for comparative purposes, for the periods indicated.


                                       Three Months    Six Months
                                           Ended         Ended
                                         June 30,       June 30,
                                      -------------  --------------

                                      1998    1997    1998    1997
                                      -----   -----   -----   -----

    Net revenues .................     100%    100%    100%    100%
                                      -----   -----   -----   -----
    Operating costs and expenses:
    Cost of revenues .............      45      37      42      38
    Marketing and sales ..........      40      32      35      31
    General & administrative .....      15      16      14      15
    Development ..................       7      11       7       9
                                      -----   -----   -----   -----
                                       107      96      98      94
                                      -----   -----   -----   -----
    Operating income (loss) ......      (7)      4       2       6
    Other income (expense) .......       1       1       1       1
                                      -----   -----   -----   -----
    Income (loss) before provision
    (benefit) for income taxes ...      (6)      5       3       7
    Provision (benefit) for income
    taxes ........................      (2)      2       1       3
                                      -----   -----   -----   -----
    Net income (loss) ............      (4)%     3%      2%      4%
                                      =====   =====   =====   =====


Comparison of Three Months Ended June 30, 1998 and 1997

Net Revenues. Net revenues for the three months ended June 30 increased to $7.9 million in 1998 from $7.1 million in 1997, an increase of $0.8 million, or 11%. The increase in net revenues was due primarily to increased units sold, partially offset by increased provisions for returns and lower average selling prices. Gross revenues increased approximately $2.1 million, and provisions for returns increased approximately $1.3 million. The provision for returns increased due to higher promotional sales on which returns are expected at rates higher than usually experienced by the Company. Average selling prices may continue to decline as the Company expands sales to certain mass merchants, primarily through distributors. Domestic net revenues increased approximately 26%, while international net revenues decreased about 29%, primarily due to lower sales volume. International revenues represented 17% and 27% of net revenues in 1998 and 1997, respectively. The Company has added international sales personnel and expects international activity to increase over current levels in the coming periods.

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

Cost of Revenues. Cost of revenues increased to $3.5 million in 1998 from $2.6 million in 1997, an increase of $0.9 million, or 33%, due primarily to increased gross sales and product costs. As a percentage of net revenues, cost of revenues represented 45% and 37% of net revenues in 1998 and 1997, respectively. This higher percentage was due in part to the higher provisions for returns noted under Net Revenues above and higher promotional sales. Promotional sales generally have lower gross margins than other sales. The Company expects cost of revenues may vary from period to period based on the relative mix of products sold, the level of promotional sales in a given period and other market factors.

Cost of revenues consists primarily of product cost, freight charges, royalties to outside programmers and content providers, as well as amortization of software licenses, storage and returns processing charges, and an inventory provision for damaged and obsolete products, if any. Product costs consist of the costs to purchase the underlying materials and print both boxes and manuals, media costs (disks and CD-ROMs) and fulfillment (assembly and shipping).

Marketing and Sales. Marketing and sales expense increased to $3.2 million in 1998 from $2.3 million in 1997, an increase of $0.9 million, or 39%, and increased as a percentage of net revenues to 40% of net revenues in 1998 from 32% in 1997. This increase was related to the increased marketing activities to promote the Company's products and brand names, and increased personnel. In repsonse to increased competition for shelf space in retail outlets, the Company intends to continue to launch new and innovative marketing promotions and to hire additional personnel as needed. As a result, the Company expects marketing and sales expenses to increase in dollar amount over those in the prior year.

General and Administrative. General and administrative ("G&A") expense increased to $1.2 million in 1998 from $1.1 million in 1997, an increase of $0.1 million, or 6%, primarily due to the costs of computer systems conversions. G&A expenses decreased as a percentage of net revenues to 15% in 1998 from 16% in 1997. The Company expects G&A expenses during 1998 to increase due to costs to be incurred in connection with computer systems conversions, including costs to address the "Year 2000" issue.

Development. Development expense decreased to $0.6 million in 1998 from $0.7 million in 1997, a decrease of $0.1 million, or 21%, and decreased as a percentage of net revenues to 7% of net revenues in 1998 from 11% in 1997. Development expense includes expenses related to product upgrades, new products development activities, quality control and customer service support. The Company currently believes that development expenses will increase over current levels in future periods due to additional costs to develop new brands and titles, including the development of products to take advantage of the Internet and other on-line capabilities, operating system upgrades such as Windows 98, and the adaptation of product for international sales.

Other Income. Other income, which includes interest income and interest expense, increased to $62,000 in 1998 from $50,000 in 1997, primarily due to the increased balance of interest bearing deposits and investments.

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


Comparison of Six Months Ended June 30, 1998 and 1997

Net Revenues. Net revenues for the six months ended June 30 increased to $17.1 million in 1998 from $15.1 million in 1997, an increase of $2.0 million, or 14%. The increase in net revenues was due primarily to increased units sold, partially offset by higher provisions for returns and lower average selling prices. Gross revenues increased approximately $3.4 million, and provisions for returns increased approximately $1.4 million. The provision for returns increased due to higher promotional sales on which returns are expected at rates higher than usually experienced by the Company. Average selling prices may continue to decline as the Company expands sales to certain mass merchants, primarily through distributors. Domestic net revenues increased approximately 26%, while international net revenues decreased about 28%, primarily due to lower sales volume. International revenues represented 15% and 24% of net revenues in 1998 and 1997, respectively. The Company has added international sales personnel and expects international activity to increase over current levels in the coming periods.

Cost of Revenues. Cost of revenues increased to $7.3 million in 1998 from $5.8 million in 1997, an increase of $1.5 million, or 25%, due primarily to increased gross sales and product costs. As a percentage of net revenues, cost of revenues represented 42% and 38% of net revenues in 1998 and 1997, respectively. This higher percentage was due in part to the higher provisions for returns noted under Net Revenues above and higher promotional sales. Promotional sales generally have lower gross margins than other sales. The Company expects cost of revenues may vary from period to period based on the relative mix of products sold, the level of promotional sales in a given period and other market factors.

Marketing and Sales. Marketing and sales expense increased to $5.9 million in 1998 from $4.7 million in 1997, an increase of $1.2 million, or 26%, and increased as a percentage of net revenues to 35% of net revenues in 1998 from 31% in 1997. This increase was related to the increased marketing activities to promote the Company's products and brand names, and increased personnel. In response to increased competition for shelf space in retail outlets, the Company intends to continue to launch new and innovative marketing promotions and to hire additional personnel as needed. As a result, the Company expects marketing and sales expenses to increase in dollar amount over those in the prior year.

General and Administrative. General and administrative ("G&A") expense increased to $2.5 million in 1998 from $2.3 million in 1997, an increase of $0.2 million, or 6%, primarily due to the costs of computer systems conversions. G&A expenses decreased as a percentage of net revenues to 14% in 1998 from 15% in 1997. The Company expects G&A expenses during 1998 to increase due to costs to be incurred in connection with computer systems conversions, including costs to address the "Year 2000" issue.

Development. Development expense decreased to $1.2 million in 1998 from $1.4 million in 1997, a decrease of $0.2 million, or 13%, and decreased as a percentage of net revenues to 7% of net revenues in 1998 from 9% in 1997. Development expense includes expenses related to product upgrades, new products development activities, quality control and customer service support. The Company currently believes that development expenses will increase over current levels in future periods due to additional costs to develop new brands and titles, including the development of products to take advantage of the Internet and other on-line capabilities, operating system upgrades such as Windows 98, and the adaptation of product for international sales.

Other Income. Other income, which includes interest income and interest expense, increased to $232,000 in 1998 from $79,000 in 1997, primarily due to the receipt of interest of approximately $117,000 in connection with the refund of prior years' income tax payments, and the increased balance of interest bearing deposits and investments.

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


Liquidity and Capital Resources

As of June 30, 1998, the Company had $8.4 million in working capital, including $4.8 million in cash. To date, the Company has not invested in any financial instruments that involve a high level of complexity or risk. Net cash used by operating activities was $0.7 million for the six months ended June 30, 1998, primarily due to payments of accounts payable and accrued expenses, and increased accounts receivable; partially offset by profitable results of operations and the receipt of income tax refunds related to prior years' taxes paid.

The Company believes that cash generated by operations may be affected by an increase in working capital requirements as it continues to expand operations. In response to such growth in working capital requirements, the Company entered into a loan agreement with a bank which provides for a revolving line of credit collateralized by substantially all of the Company's assets. Borrowings under the line are limited to a percentage of eligible receivables as defined in the agreement and may not exceed $5.0 million through May 31, 1999, the maturity date. The loan agreement contains restrictive covenants. There can be no assurance that the Company's results of operations will continue to be in compliance with the line of credit covenants which, among other things, prohibit two consecutive quarterly losses, or that the line of credit would be otherwise available to the Company. To date, there have been no borrowings under the line. Management believes that it has adequate financial resources for its planned operations through the next twelve months.

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

Factors That May Affect Future Results

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is providing the following cautionary statements identifying important factors, some of which are beyond the Company's control, that in the past have caused or in the future could cause the Company's actual results to differ materially from its historical operating results and from those projected in any forward-looking statements made by, or on behalf of, the Company.
 .

General Business and Economic Conditions

General business and economic conditions have an impact on the Company's financial results. The Company's customer base, which is largely retailers and distributors for resale to retailers, may be impacted by weak economic conditions and, as a result, may reduce their inventories of products purchased from the Company. The Company's customers are not contractually required to make future purchases of the Company's products and therefore could discontinue carrying the Company's products in favor of a competitor's products or for any other reason. The Company's financial results could be affected by the size and rate of growth of the consumer software market and consumer PC market. The consumer software business is seasonal due primarily to the increased demand for consumer software during the year-end holiday buying season. General business and economic conditions and consumer confidence, both domestically and abroad, may impact retail sales of consumer software. Currency fluctuations associated with international sales and accounts receivable may also affect the Company's financial results.

Competition

The market for the Company's products is intensely and increasingly competitive. Existing consumer software companies may broaden their product lines to compete with the Company's products and potential new competitors, including computer hardware and software manufacturers, diversified media companies and book publishing companies, may enter or increase their focus on the consumer software market, resulting in even greater competition for the Company. There has been a consolidation among competitors in the market for the Company's products, and many of the companies with which the Company currently competes or may compete in the future have greater financial, technical, marketing, sales and customer support resources, as well as greater name recognition and better access to consumers, than the Company. Competition for retail space has increased as retailers continue to focus on sales per square foot of shelf space and other measures of product performance. The competition for retail space is also likely to increase due to the proliferation of consumer software products and companies.

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

Uncertainty of Market Acceptance; Changes in Technology and Industry
Standards

The consumer software industry is undergoing rapid changes, including evolving industry standards, frequent product introductions and changes in consumer requirements and preferences. Consumer preferences are difficult to predict, and few consumer software products achieve sustained market acceptance. The Company's financial results will be impacted by market acceptance of the Company's products and those of its competitors, development and promotional expenses relating to the introduction of new products, new versions of existing products or new operating systems, and evolving distribution channels. The growth in popularity of the Internet and other new technologies has impacted the distribution and purchase of software.

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



The Year 2000 Issue

The Company does not believe that it has material exposure to the Year 2000 issue with respect to its own information system as the supplier of its primary systems has an updated release of the Company's applications software that correctly identifies the year 2000. The Company plans to implement the new release beginning in 1998 and to complete the implementation before the fourth quarter of 1999. However, there can be no assurance that this software implementation will be successfully completed, or that the implementation will not have a material adverse impact on the Company's financial results, financial position and cash flows. The Company is seeking to determine if the information systems of its major customers and vendors (insofar as they relate to the Company's business) comply with Year 2000 requirements, and there can be no assurance that the Year 2000 issue will not affect the information systems of the Company's major customers and vendors as they relate to the Company's business, or that any such impact of a major customer's or vendor's information system would not have a material adverse effect on the Company. The Company has also begun a survey of its non-information technology (such as its telephone switching system) to assess the risk of Year 2000 issues with respect to this technology. The Company has not yet reached a determination of whether or not it has material exposure to the Year 2000 issue with respect to its non-information technology.



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


Dated: August 11, 1998