Form 10-Q
period 1998-09-30
EXPERT SOFTWARE INC
filed 1998-11-12
CIK 939730

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549



                              FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

          For the quarterly period ended September 30, 1998



[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934


         For the transition period from _______ to  ________



                   Commission File Number  0-25646





                        EXPERT SOFTWARE, INC.

   State of Delaware  --  I.R.S. Employer Identification No.:  65-0359860
                           802 Douglas Road
                        North Tower, 6th Floor
                        Coral Gables, FL 33134
                            (305) 567-9990



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes [ x ] No [   ]

As of October 31, 1998, there were 7,607,881 shares of the Registrant's Common Stock, $ .01 par value, outstanding.

                  The exhibit index is on page 15.

                           Page 1 of 15.

                        EXPERT SOFTWARE, INC.

                          INDEX TO FORM 10-Q

                 Nine Months Ended September 30, 1998





                                                              Page
                                                              ------
Part I - Financial Information
Item 1.  Financial Statements.
  Condensed Consolidated Balance Sheets as of

    September 30, 1998 and December 31, 1997
    Condensed Consolidated Statements of Operations for the.....  3

    Three Months and Nine Months Ended September 30, 1998
    and 1997....................................................  4

    Condensed Consolidated Statements of Cash Flows for the
    Nine Months Ended September 30, 1998 and 1997...............  5

    Notes to Condensed Consolidated Financial Statements........  6

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.............................  8


Part II -- Other Information
Item 4.  Submission of Matters to a Vote of Security Holders.... 12

Item 5.  Other Information...................................... 12

Item 6.  Exhibits and Reports on Form 8-K....................... 15

Signatures...................................................... 15







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

                   PART I -- FINANCIAL INFORMATION


Item 1.  Financial Statements.


                  EXPERT SOFTWARE, INC.
          CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands)

                                       September December
                                          30,       31,
                                         1998      1997
                                       --------------------
                ASSETS                 (unaudited)
CURRENT ASSETS:
   Cash and equivalents...............  $2,356     $5,685
   Accounts receivable, net...........   4,132      4,636
   Inventories, net...................   2,458      2,922
   Income taxes receivable............      65      1,924
   Prepaid expenses...................     851        834
   Deferred income taxes..............      --      1,616
                                       --------------------
      Total current assets............   9,862     17,617
PROPERTY AND EQUIPMENT, net...........     906      1,270
DEFERRED INCOME TAXES.................      --      3,311
OTHER ASSETS, net.....................       5         35
                                       --------------------
      Total assets.................... $10,773    $22,233
                                       ====================

 LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable...................  $2,948     $4,755
   Accrued expenses...................   4,095      4,900
   Current portion of capital lease
   obligations........................      --         46
                                       --------------------
      Total current liabilities.......   7,043      9,701
                                       --------------------
STOCKHOLDERS' EQUITY:
   Preferred stock....................      --         --
   Common stock.......................      76         76
   Additional paid-in capital.........  23,670     23,601
   Accumulated deficit................ (20,016)   (11,145)
                                       --------------------
      Total stockholders' equity......   3,730     12,532
                                       ====================
      Total liabilities and
      stockholders' equity............ $10,773    $22,233
                                       ====================



     The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

                       EXPERT SOFTWARE, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except per share data)
                            (Unaudited)




                                  Three Months       Nine Months
                                      Ended             Ended
                                  September 30,     September 30,
                                ------------------ -----------------
                                 1998      1997     1998     1997
                                -------- --------- -------- --------

NET REVENUES....................  $5,020   $9,035   $22,163  $24,136
                                -------- --------- -------- --------
OPERATING COSTS AND EXPENSES:
  Cost of revenues..............   2,765    3,503    10,023    9,287
  Marketing and sales...........   3,424    2,719     9,338    7,414
  General and administrative....   2,757    1,162     5,232    3,485
  Development...................     589      724     1,786    2,107
                                 -------- --------- -------- --------
    Total operating costs and
    expenses....................   9,535    8,108     26,379  22,293
                                 -------- --------- -------- --------

    Operating income (loss).....  (4,515)     927     (4,216)  1,843

Other income, net...............      40       84        272     162
                                 -------- --------- -------- --------
  Income (loss) before
  provision for income
  taxes.........................  (4,475)   1,011     (3,944)  2,005

Provision for income taxes......   4,731      374      4,927     742
                                 -------- --------- -------- --------

  Net income (loss)............. $(9,206) $   637    $(8,871) $1,263
                                 ======== =========  ======== ========

Earnings (Loss) per Share:
  Basic......................... $ (1.21) $   .08    $ (1.17) $  .17
                                 ======== =========  ======== ========
  Diluted....................... $ (1.21) $   .08    $ (1.17) $  .16
                                 ======== =========  ======== ========



















     The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                       EXPERT SOFTWARE, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands)
                            (Unaudited)

                                                          Nine Months Ended
                                                             September 30,
                                                        ----------------------
                                                           1998       1997

                                                         ----------- ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ................................       $(8,871)       $ 1,263
Adjustments to reconcile net income
(loss) to net cash provided by (used
in) operating activities:
  Depreciation of property and equipment..........           559            601
  Amortization of acquired intangibles ...........            30            103
  Compensation expense on stock option grants.....            63             41
  Deferred income tax provision ..................         4,927            742
Changes in current assets and
liabilities:
  (Increase) decrease in accounts receivable......           504           (655)
  (Increase) decrease in income tax receivable....         1,859            532
  (Increase) decrease in inventories .............           464         (1,197)
  (Increase) decrease in prepaid expenses.........           (17)          (108)
  Increase (decrease) in accounts payable.........        (1,807)           402
  Increase (decrease) in accrued expenses.........          (898)           595
  Increase (decrease) in income taxes payable.....            93             (1)
  Increase (decrease) in other obligations........          --             (300)
                                                         -------        -------
    Net cash provided by (used in)
    operating activities..........................        (3,094)         2,018
                                                         -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment ............          (195)           (48)
                                                         -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Stock options exercised ........................             6             81
  Payments on capital lease obligations..........           (46)           (31)
                                                         -------        -------
    Net cash provided by (used in)
    financing activities .........................           (40)            50
                                                         -------        -------

    Net increase (decrease) in cash
    and equivalents ..............................        (3,329)         2,020
CASH AND EQUIVALENTS, beginning of period.........         5,685          2,959
                                                         -------        -------
CASH AND EQUIVALENTS, end of period ..............       $ 2,356        $ 4,979
                                                         =======        =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
  Cash paid during the period for interest........       $     1              4
                                                         =======        =======

  Cash paid during the period for income taxes....       $  --          $  --
                                                         =======        =======





     The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                        EXPERT SOFTWARE, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          September 30, 1998
                             (Unaudited)



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

In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 1998, and the results of operations and cash flows for the periods presented herein. Results of operations and cash flows for the period ending September 30, 1998, are not necessarily indicative of the results of operations of the entire fiscal year.

The accounting policies followed for quarterly financial reporting purposes are the same as those disclosed in the Company's audited financial statements for the year ended December 31, 1997 included in the Form 10-K.

3. INVENTORIES

Inventories consisted of the following as of September 30, 1998 and December 31, 1997 (in thousands):

                                 1998      1997
                                ---------- ---------
       Finished goods........... $1,846    $2,439
       Raw materials............    612       483
                                --------------------
                                 $2,458    $2,922
                                ====================

4.  EARNINGS PER SHARE

Earnings per share are computed in accordance with the requirements of SFAS 128. Basic earnings per common share were computed by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share were determined by including assumptions of stock option conversions. For periods in which the Company reports a loss from continuing operations, diluted earnings per share do not include stock options as their effect would be antidilutive. Amounts for 1997 were restated to conform with SFAS
128. Shares used in the computations for the three months and nine months ended September 30, 1998 and 1997 are as follows:


                                  Three Months         Nine Months
                                     Ended               Ended
                                  September 30,       September 30,
                                -------------------------------------
                                  1998      1997     1998     1997
                                -------------------------------------
    Weighted average shares
    used in basic
    computation.................7,606,837 7,533,371 7,606,585 7,520,870

    Common stock equivalents -
    options.....................       --   747,177        --   528,611
                                ---------------------------------------

    Weighted average shares
    used in diluted
    computation.................7,606,837 8,280,548 7,606,585 8,049,481
                                =======================================



5.  NEWLY ISSUED ACCOUNTING STANDARDS

The Company adopted SFAS No. 130, Reporting Comprehensive Income, in the quarter ended March 31, 1998. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The statement requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and to display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The adoption of SFAS 130 has not had a material impact on the Company's financial statements as there are no material differences between net income and comprehensive income.

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


                                        Three Months   Nine Months
                                            Ended         Ended
                                        September 30, September 30,
                                        -----------------------------
                                         1998   1997   1998    1997
                                        ------ ------ ------- -------

     Net revenues....................... 100%   100%    100%    100%
                                        ------ ------ ------- -------
     Operating costs and expenses:
       Cost of revenues.................  55     39      45      38
       Marketing and sales..............  68     30      42      31
       General and administrative.......  55     13      24      14
       Development......................  12      8       8       9
                                        ------ ------ ------- -------
                                         190     90     119      92
                                        ------ ------ ------- -------

     Operating income (loss)............ (90)    10     (19)      8
     Other income (expense).............   1      1       1      --
                                        ------ ------ ------- -------

     Income (loss) before provision for
     income taxes....................... (89)    11     (18)      8
     Provision for income taxes.........  94      4      22       3
                                        ------ ------ ------- -------

     Net income (loss).................. (183)%   7%    (40)%     5%
                                        ====== ====== ======= =======


Comparison of Three Months Ended September 30, 1998 and 1997

Net Revenues. Net revenues for the three months ended September 30 decreased to $5.0 million in 1998 from $9.0 million in 1997, a decrease of $4.0 million, or 44%. The decrease in net revenues was due primarily to decreased units shipped and higher provisions for returns, as well as lower average selling prices. Gross revenues decreased approximately $2.0 million, and provisions for returns increased approximately $2.0 million. The provision for returns increased primarily due to higher promotional sales on which returns occur at rates higher than usually experienced by the Company. Average selling prices may continue to decline as the Company expands sales to certain mass merchants, primarily through distributors. Domestic net revenues decreased approximately 47%, while international net revenues decreased about 36%, primarily due to lower sales volume. International revenues represented 26% and 23% of net revenues in 1998 and 1997, respectively. International markets have been subject to economic trends, including currency exchange rate fluctuations, outside of the Company's control and, as a result, there can be no assurance as to whether international activity will increase or decrease in the future.

Net revenues consist of gross sales net of allowances for returns and discounts, and royalty income related to licensing of products, primarily to publishers in Europe. The Company adjusts its allowance for returns as it deems appropriate. The Company may accept substantial product returns or make other concessions to maintain its relationships with retailers and distributors and its access to distribution channels. If the Company chooses to accept product returns, some of that product may be defective, shelf-worn or damaged and may not therefore be salable in the ordinary course of business. There can be no assurance, however, that the Company will not experience significant returns, which could be greater than the Company's provision for returns or could have a material adverse affect on the Company's results of operations. In accordance with its policy, the Company will continue to reassess market conditions and adjust its provision for returns as it deems appropriate. Due in part to the high level of returns experienced on recent promotional sales, the Company limited such sales in the third quarter of 1998. The Company may pursue additional promotional sales in the future when it believes market conditions make it appropriate to do so.

Cost of Revenues. Cost of revenues decreased to $2.8 million in 1998 from $3.5 million in 1997, a decrease of $0.7 million, or 21%, due primarily to decreased gross sales and product costs. As a percentage of net revenues, cost of revenues represented 55% and 39% of net revenues in 1998 and 1997, respectively. This higher percentage was due primarily to the higher provisions for returns noted under Net
Revenues above. The Company expects cost of revenues may vary from period to period based on the relative mix of products sold, the level of promotional sales in a given period and other market factors.

Cost of revenues consists primarily of product cost, freight charges, royalties to outside programmers and content providers, as well as amortization of software licenses, storage and returns processing charges, and an inventory provision for damaged and obsolete products, if any. Product costs consist of the costs to purchase the underlying materials and print both boxes and manuals, media costs (CD-ROMs and disks) and fulfillment (assembly and shipping).

Marketing and Sales. Marketing and sales expense increased to $3.4 million in 1998 from $2.7 million in 1997, an increase of $0.7 million, or 26%, and increased as a percentage of net revenues to 68% of net revenues in 1998 from 30% in 1997. This increase was related to the increased marketing activities to promote the Company's products and brand names, costs associated with the design and release of new and revised packaging for products, and increased personnel. Charges of approximately $0.2 million were accrued for the planned shutdown of an office in the United Kingdom, which was completed in October 1998. In response to increased competition for shelf space in retail outlets, the Company intends to continue to launch new and innovative marketing promotions. As a result, the Company expects marketing and sales expenses may increase as a percentage of net revenues over those in the prior year.

General and Administrative. General and administrative ("G&A") expense increased to $2.8 million in 1998 from $1.2 million in 1997, an increase of $1.6 million, or 137%. This increase was primarily due to the provision of $1.3 million for doubtful accounts, primarily related to amounts due from a distributor which are unlikely to be collectible in the near term; and approximately $0.3 million for costs of computer systems conversions, including costs to address the "Year 2000" issue. Certain costs related to computer systems conversions are expected to continue into the fourth quarter of 1998, at which point the systems conversions should be substantially completed.

Development. Development expense decreased to $0.6 million in 1998 from $0.7 million in 1997, a decrease of $0.1 million, or 19%, and increased as a percentage of net revenues to 12% of net revenues in 1998 from 8% in 1997. Development expense includes expenses related to product upgrades, new products development activities, quality control and customer service support. The Company currently believes that development expenses may increase over current levels in future periods due to additional costs to develop new brands and titles, including the development of products to take advantage of the Internet and other on-line capabilities, operating system upgrades such as Windows 98, and the adaptation of product for international sales.

Other Income. Other income, which includes interest income and interest expense, decreased to $40,000 in 1998 from $84,000 in 1997, primarily due to the decreased balance of interest bearing deposits and investments.

Provision (Benefit) for Income Taxes. The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes, which requires that deferred income taxes be recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting basis at rates based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. A valuation allowance was recorded to offset 100% of the Company's net deferred tax asset as of September 30, 1998, resulting in a deferred provision for income taxes of $4.7 million in the third quarter.
The net deferred tax asset is comprised of tax basis net operating losses and the estimated tax effect of expected future temporary differences related to charges taken for book purposes that are not deductible for federal income tax purposes until the amounts are realized in the future. Management believes that due to recent financial results it is appropriate to record a full valuation allowance until such time as it becomes more likely than not that the Company will realize some or all of the benefit of the net deferred tax assets.


Comparison of Nine Months Ended September 30, 1998 and 1997

Net Revenues. Net revenues for the nine months ended September 30 decreased to $22.2 million in 1998 from $24.1 million in 1997, a decrease of $2.0 million, or 8%. The decrease in net revenues was due primarily to higher provisions for returns and lower average selling prices, partially offset by increased units shipped. Gross revenues increased approximately $1.4 million, and provisions for returns increased approximately $3.4 million. The provision for returns increased primarily due to higher promotional sales on which returns occur at rates higher than usually experienced by the Company. Average selling prices may continue to decline as the Company expands sales to certain mass merchants, primarily through distributors. Domestic net revenues decreased approximately 1%, while international net revenues decreased about 31%, primarily due to lower sales volume. International revenues represented 17% and 24% of net revenues in 1998 and 1997, respectively. International markets have been subject to economic trends, including currency exchange rate fluctuations, outside of the Company's control and, as a result, there can be no assurance as to whether international activity will increase or decrease in the future.

Cost of Revenues. Cost of revenues increased to $10.0 million in 1998 from $9.3 million in 1997, an increase of $0.7 million, or 8%, due primarily to increased gross sales and product costs. As a percentage of net revenues, cost of revenues represented 45% and 38% of net revenues in 1998 and 1997, respectively. This higher percentage was due in part to the higher provisions for returns noted under Net Revenues above and higher promotional sales in the first two quarters of 1998. Promotional sales generally have lower gross margins than other sales. The Company expects cost of revenues may vary from period to period based on the relative mix of products sold, the level of promotional sales in a given period and other market factors.

Marketing and Sales. Marketing and sales expense increased to $9.3 million in 1998 from $7.4 million in 1997, an increase of $1.9 million, or 26%, and increased as a percentage of net revenues to 42% of net revenues in 1998 from 31% in 1997. This increase was related to the increased marketing activities to promote the Company's products and brand names, costs associated with the design and release of new and revised packaging for products, and increased personnel. In response to increased competition for shelf space in retail outlets, the Company intends to continue to launch new and innovative marketing promotions. As a result, the Company expects marketing and sales expenses may increase as a percentage of net revenues over those in the prior year.

General and Administrative. General and administrative expense increased to $5.2 million in 1998 from $3.5 million in 1997, an increase of $1.7 million, or 50%, primarily due to provisions for doubtful accounts and the costs of computer systems conversions discussed above. G&A expenses increased as a percentage of net revenues to 24% in 1998 from 14% in 1997. The Company expects G&A expenses during the remainder of 1998 to increase due to costs to be incurred in connection with computer systems conversions, including costs to address the "Year 2000" issue.

Development. Development expense decreased to $1.8 million in 1998 from $2.1 million in 1997, a decrease of $0.3 million, or 15%, and decreased as a percentage of net revenues to 8% of net revenues in 1998 from 9% in 1997. Development expense includes expenses related to product upgrades, new products development activities, quality control and customer service support. The Company currently believes that development expenses may increase over current levels in future periods due to additional costs to develop new brands and titles, including the development of products to take advantage of the Internet and other on-line capabilities, operating system upgrades such as Windows 98, and the adaptation of product for international sales.

Other Income. Other income, which includes interest income and interest expense, increased to $272,000 in 1998 from $162,000 in 1997, primarily due to the receipt of interest of approximately $117,000 in connection with the refund of prior years' income tax payments, and the increased balance of interest bearing deposits and investments.

Provision (Benefit) for Income Taxes. The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes, which requires that deferred income taxes be recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting basis at rates based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.
A valuation allowance was recorded to offset 100% of the Company's net deferred tax asset as of September 30, 1998, resulting in a deferred provision for income taxes of $4.7 million in the third quarter, as discussed above.


Liquidity and Capital Resources

As of September 30, 1998, the Company had $2.8 million in working capital, including $2.4 million in cash. To date, the Company has not invested in any financial instruments that involve a high level of complexity or risk. Net cash used in operating activities was $3.1 million for the nine months ended September 30, 1998, primarily due to payments of accounts payable and accrued expenses and losses during the period, partially offset by collections on accounts receivable and the receipt of income tax refunds related to prior years' taxes paid. Management has responded by reducing expenses, including, among other actions, reducing personnel. Longer term, management believes that its expense reduction efforts, together with its efforts to focus on its core business, should return the Company to profitability and provide for positive cash flow to fund future operations.

The Company's working capital requirements increased as personnel and other costs were incurred in an effort to expand operations. In response to such growth in working capital requirements, the Company entered into a loan agreement with a bank which provides for a revolving line of credit collateralized by substantially all of the Company's assets. Borrowings under the line are limited to a percentage of eligible receivables as defined in the agreement and may not exceed $5.0 million through May 31, 1999, the maturity date.
The loan agreement contains restrictive covenants. As a result of losses in the third quarter, the Company is no longer in compliance with certain loan covenants and has entered into negotiations with the bank to obtain a waiver on such covenants that would allow the Company to borrow on the line in the future. There can be no assurance that such negotiations will be successful or that the Company's future results of operations will continue to be in compliance with the line of credit covenants which, among other things, prohibit two consecutive quarterly losses, or that the line of credit would be otherwise available to the Company. To date, there have been no borrowings under the line. Even if the bank line of credit is unavailable, the Company believes there are alternative sources of capital available which will be sufficient to meet working capital and capital expenditures requirements through the next twelve months. At this time, the Company has not sought financing from any such alternative source and, accordingly, cannot give any assurances that such financing will be available, if at all, on acceptable terms. Without any additional financing, management believes the Company's existing capital resources are sufficient to meet working capital and capital expenditure requirements through at least the first half of 1999.

As a result of recent losses, management has reason to believe that the Company may not meet certain requirements for continued listing on the Nasdaq National Market, including the requirement to maintain total net tangible assets of at least $4 million. In the event that the Company's Common Stock is no longer listed on the Nasdaq National Market and is ineligible to be listed on the Nasdaq SmallCap Market, sales of the Company's Common Stock would likely be conducted in the over-the-counter market or potentially in regional exchanges. This may negatively impact the liquidity and price of the Common Stock and investors may find it more difficult to purchase or dispose of, or to obtain accurate quotations as to the market value of, the Company's Common Stock.

The Company's federal tax filings with respect to the year ended December 31, 1992 and subsequent years are presently being reviewed by the Internal Revenue Service ("IRS"). The IRS has questioned the allocation of the purchase price made by the Company in connection with the acquisition of assets and business of the Predecessor from Bloc in October 1992, and related amortization and other deductions with respect to the acquired assets. In June 1997, the IRS proposed assessments for additional taxes of $442,000, $553,000 and $857,000 for the tax years 1992, 1993 and 1994, respectively, plus interest to the date of payment. The preliminary adjustments proposed by the IRS would also reduce the Company's federal income taxes for the years 1995, 1996 and 1997 by $242,000, $68,000 and $55,000, respectively. The Company believes that it has properly reported its income and paid its taxes in accordance with applicable laws and intends to contest the proposed adjustments vigorously. The Company believes that the ultimate resolution of this matter will not have a material adverse effect on its financial position, although there can be no assurance that an adverse resolution will not have such an effect.

The Company's federal tax filing with respect to the year ended December 31, 1996 is presently being reviewed by the Internal Revenue Service ("IRS"). The IRS has questioned the allocation of the purchase price made by the Company in connection with the acquisition of Swfte International, Ltd. in November 1995, and related amortization and other deductions. The IRS has not proposed any assessment from their review, nor has it indicated when it expects to conclude its audit or if it intends to propose adjustments to the Company's federal income tax returns claiming additional tax due. At this time, it is not possible to quantify the amount of additional taxes, if any, the IRS will claim are due. There can be no assurance that the Company will prevail in its position, or that the appeals, if any, and final resolution of any IRS claims will not have a material adverse impact on the Company's liquidity, financial position, or results of operations.

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


Year 2000 Readiness

The statements in this section include "Year 2000 readiness disclosures" within the meaning of the Year 2000 Information and Readiness Disclosure Act.

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Software that is not compliant with the Year 2000 issue is time-sensitive and may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations resulting in disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Company has established a comprehensive Year 2000 compliance program designed to (1) identify information technology ("IT") and non-information technology ("non-IT") systems that may fail at the turn of the century, (2) upgrade or replace non-compliant systems, and (3) evaluate the Year 2000 readiness of key customers, suppliers and service providers. IT systems include computer systems (hardware and software) used to process business data such as customer orders and accounting information. Non-IT systems include technology such as telephone switching systems and other devices that employ embedded chip technology in the function and design. The progress of the Year 2000 program is as follows.

Phase I, the identification of IT and non-IT systems that may fail at the turn of the century, is substantially completed. The
Company's primary computer system and its phone switching system were identified as the most critical systems for upgrading to be Year 2000 compliant.

Phase II, upgrading or replacing non-compliant systems, is approximately 60% complete. Substantial progress has been made to install a Year 2000 compliant version of the Company's application software, which is expected to be operating prior to year end. The same version of the software is operating successfully at other companies. Upgraded hardware and software will be installed on the phone switch during 1999 to make it Year 2000 compliant. The Company is currently assessing the potential effects of, and costs of remediating, the Year 2000 problem on its office equipment, however, such costs are not expected to be material.

Phase III, evaluating the Year 2000 readiness of critical suppliers and service providers, has begun and is less than 50% complete. The Company is soliciting input from its key customers, suppliers and service providers regarding their Year 2000 status. The Company will determine which, if any, pose a threat to the uninterrupted operation of its business in the event that they experience system errors or failures.

The Company estimates that it is approximately 50% complete with regard to Year 2000 remediation. To date, the Company has incurred about $300,000 in connection with such remediation, and anticipates additional costs of approximately $300,000 to complete this work. All expenditures related to the Year 2000 issue have been and likely will continue to be made from internally generated funds.

The Company believes it has no material exposure to contingencies related to the Year 2000 issue for products it has sold.

Management has assessed the most reasonably likely worst case Year 2000 scenario. Given its efforts to minimize the risk of Year 2000 failure by its internal systems, the Company believes the worst case scenario would occur if its primary telecommunications vendors and/or its electric supplier experiences a Year 2000 failure which results in an outage. The Company is in the process of developing a contingency plan and anticipates having such a plan in place by the third quarter of 1999.

While the Company believes that it has an effective program in place to resolve the Year 2000 in a timely manner, there can be no assurance that the failure of the Company or of the third parties with whom the Company transacts business to adequately address their respective Year 2000 issues will not have a material adverse affect on the Company's business, financial condition, cash flows and results of operations.


                     PART II - OTHER INFORMATION

Item  4.  Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Stockholders of Expert Software, Inc. was held on September 15, 1998, for the purpose of: (i) the election of Susan
A. Currier and William H. Lane III as the two Class III Directors of the Company to serve until the Annual Meeting of Stockholders in 2001 and until their successors are duly elected and qualified; and
(ii) the ratification of the selection of Arthur Andersen LLP to serve as the Company's independent auditors for 1998. The following table describes the results of the shareholder votes.

                                         Votes     Votes
                                        in Favor  Withheld
                                        --------- ---------
     Election of Susan A. Currier as a
     Class III Director................ 6,745,256  14,701
     Election of William H. Lane III
     as a Class III Director........... 6,748,450  11,507

                                         Votes     Votes
                                        in Favor  Opposed  Abstain
                                        -------- --------- ---------
     Ratification of the selection of
     Arthur Andersen LLP as
     independent auditors.............. 6,737,781  17,738    4,438

The following directors continue in their respective offices:

       Class I Directors -- Term Expires 1999: Kenneth P. Currier and A. Bruce Johnston

In accordance with the by-laws of the Company, the Board of Directors on October 29, 1998 increased the number of board members from six to eight; and filled the two vacancies by appointing
Douglas G. Carlston and Michael Murray to be Class II Directors whose terms will expire in the year 2000. Mr. Carlston previously served on the Company's Board of Directors from December 1993 until December 1996. He is the former Chief Executive Officer and Chairman of the Board of Broderbund Software, Inc., a publisher of consumer software, which was acquired by The Learning Company Inc. in August 1998. Mr. Murray is General Partner of New Millennium Venture Partners, LLC, and formerly was the General Manager of Broderbund's Online Business Unit and Managing Director of Broderbund's Online Venture Fund. On October 30, 1998 the sitting Class II Directors, Stephen J. Clearman and Charles E. Noell III, each resigned as directors of the Company. Both Mr. Clearman and Mr. Noell had served as directors of the Company since its inception in October 1992. The Audit Committee now consists of Messrs. Lane, Johnston and Murray. The Compensation Committee now consists of Messrs. Lane and Carlston.


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

General Business and Economic Conditions

General business and economic conditions have an impact on the Company's financial results. The Company's customer base, which is largely retailers and distributors for resale to retailers, may be impacted by weak economic conditions and, as a result, may reduce their inventories of products purchased from the Company. The Company's customers are not contractually required to make future purchases of the Company's products and therefore could discontinue carrying the Company's products in favor of a competitor's products or for any other reason. The Company's financial results could be affected by the size and rate of growth of the consumer software market and consumer PC market. The consumer software business is seasonal due primarily to the increased demand for consumer software during the year-end holiday buying season. General business and economic conditions and consumer confidence, both domestically and internationally, may impact retail sales of consumer software. Currency fluctuations associated with international sales and accounts receivable may also affect the Company's financial results.

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

Uncertainty of Market Acceptance; Changes in Technology and Industry
Standards

The consumer software industry is undergoing rapid changes, including evolving industry standards, frequent product introductions and changes in consumer requirements and preferences. Consumer preferences are difficult to predict, and few consumer software products achieve sustained market acceptance. The Company's financial results will be impacted by market acceptance of the Company's products and those of its competitors, development and promotional expenses relating to the introduction of new products, new versions of existing products or new operating systems, and evolving distribution channels. The growth in popularity of the Internet and other new technologies has impacted the distribution and purchase of software and there can be no assurance that the Company will utilize such new technologies in the most effective manner.

Other Factors

In addition to the important factors discussed above, the Company's financial results, financial position and cash flows may be impacted by, among other factors, future cash flow and working capital requirements, continued listing of the Company's Common Stock on the Nasdaq National Market, the outcome of current and future examinations by taxing authorities, and the acquisitions of new businesses by the Company and related charges and write-offs. The market price of the Company's Common Stock has been, and in the future will likely be, subject to significant fluctuations in response to variations in quarterly operating results and other factors, such as announcements of technological innovations or new products by the Company or its competitors, or other events. The stock prices for many companies in the technology sector have experienced wide fluctuations which often have been unrelated to their operating performance. Such fluctuations may adversely affect the market price of the Company's Common Stock.

Item  6. Exhibits and Reports on Form 8-K.

(a)                          Exhibit 27.

   Financial Data Schedule (EDGAR filing only).

(b)                     Reports on Form 8 K.

   On October 15, 1998, the Company filed a report on Form 8-K in regard to its announcement of preliminary results for the third quarter of 1998.



                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                    Expert Software, Inc.

                                    /s/ Kenneth P. Currier
                                    Kenneth P. Currier
                                    Chief Executive Officer


                                    /s/ Steven R. Mountain
                                    Steven R. Mountain,
                                    Chief Financial Officer
                                    (Principal Financial and
                                       Accounting Officer)


Dated: November 12, 1998