Form 10-K
period 1998-12-31
EXPERT SOFTWARE INC
filed 1999-03-30
CIK 939730

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

   [X] Annual Report Pursuant to Section 13 or 15 (d) of the Securities
                           Exchange Act of 1934

                For the fiscal year ended December 31, 1998

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

                             802 Douglas Road
                                Sixth Floor
                          Coral Gables, FL 33134
                              (305) 567-9990

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

The aggregate market value of shares of Common Stock held by non-affiliates of the Registrant as of February 26, 1999 was approximately $8,249,000. For purposes of this computation, all executive officers, directors and 5% owners of the Registrant's Common Stock have been deemed to be affiliates.

As of February 26, 1999, there were 7,627,881 shares of the Registrant's Common Stock, $ .01 par value, outstanding.


                   DOCUMENTS INCORPORATED BY REFERENCE:

None.

                               Page 1 of 50.
                     The exhibit index is on page 45.

                              Index to Items

Part I                                                     Page

Item 1.  Business.........................................    3

Item 2.  Properties.......................................    9

Item 3.  Legal Proceedings................................    9

Item 4.  Submission of Matters to a Vote of Security
         Holders..........................................    9


Part II

Item 5.  Market for the Registrant's Common Equity and
         Related Stockholder Matters......................   10

Item 6.  Selected Financial Data..........................   11

Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations....   12

Item 8.  Consolidated Financial Statements and
         Supplementary Data...............................   20

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure..............   34


Part III

Item 10. Directors and Executive Officers of the
         Registrant.......................................   35

Item 11. Executive Compensation...........................   38

Item 12. Security Ownership of Certain Beneficial Owners
         and Management...................................   41

Item 13. Certain Relationships and Related Transactions...   42


Part IV

Item 14. Exhibits, Financial Statement Schedules, and
         Reports on Form 8-K..............................   43

Signatures...............................................    45


This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Factors that might cause such a difference are discussed in the section entitled "Factors Affecting Future Operating Results" on page 18 of this Form 10-K.

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

The Company seeks to develop a broad line of products in categories in which a leading market share can be attained. The Company also creates product franchises by upgrading successful products and developing product line extensions and complementary products. The Company's titles are primarily available on the Windows operating system, and substantially all are available on CD-ROM. Over 29.3 million units of Expert products have been sold since 1989, with more than 5.4 million units sold in 1998 and more than 5.6 million units sold in 1997. Expert products are currently available at retailers such as Babbages Etc, Best Buy, CompUSA, Electronics Boutique, K Mart, Microcenter, Office Depot, OfficeMax, PriceCostco, Sam's Club, Staples and Walmart. Expert products are also available at the Company's on-line store site on the world wide web.

"Expert Software", "Swfte" and all of Expert's logos and product names are trademarks of the Company. This annual report also contains trademarks of companies other than those of the Company. The Company includes its wholly-owned subsidiaries, Swfte International, Ltd. and ES International, Inc.

On March 3, 1999, Expert announced the execution of an Agreement and Plan of Merger dated as of March 3,1999 (the "Merger Agreement") by and among Expert, Activision, Inc., a Delaware corporation ("Activision") and Expert Acquisition Corp., a Delaware corporation and wholly owned subsidiary of Activision ("Expert Acquisition Sub"), pursuant to which, among other things, Expert will be merged with and into Expert Acquisition Sub and will become a wholly owned subsidiary of Activision (the "Merger").

Pursuant to the terms of the Merger Agreement, Activision has the right, exercisable until April 1, 1999, to elect whether the merger consideration will be entirely cash or entirely stock (subject to a cash component in certain situations described below). If Activision chooses cash consideration, holders of shares of Expert Common Stock ("Expert Shares") will receive $2.65 per Expert Share. If Activision chooses stock consideration, holders of Expert Shares will receive that number of shares of Activision Common Stock ("Activision Shares") equal to the quotient of (i) $2.65 divided by (ii) the arithmetic average of the per share closing sales prices of an Activision Share as reported on the Nasdaq National Market on the ten (10) trading days ending on and including the trading day which is two (2) trading days immediately prior to the date of the special meeting of Expert stockholders that will be convened to consider and vote upon the approval of the Merger Agreement and the transactions contemplated thereby (such arithmetic average, the "Activision Per Share Market Value"); provided, however, that, if the Activision Per Share Market Value is less than $10.00 per Activision Share, holders of Expert Shares will be entitled to receive for each Expert Share (A) 0.265 of an Activision Share and (B) cash in an amount equal to the product of (x) the Activision Per Share Market Value multiplied by (y) the number that remains when 0.265 is subtracted from the quotient of 2.65 divided by the Activision Per Share Market Value.

The Merger is currently anticipated to be consummated in the summer of 1999.

Industry Background

In recent years, the installed base of PCs in homes has grown substantially as prices have declined and as power and capability have improved. Such PCs have improved enabling technologies and standards, such as graphical user interfaces and the Windows operating system, which have made PCs easier to use for a broad range of applications resulting in the transformation of PCs into general-purpose tools. These advanced capabilities have allowed software developers to produce more engaging software with advanced three-dimensional graphics, realistic sound and full motion video. Well-equipped PCs are now available for $1,000 and less. Today's lower-priced PCs feature high-speed microprocessors, large amounts of memory, high-speed CD-ROM technology, and enhanced sound and graphics capabilities.

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

As consumer software becomes more of a mass market product, it will become increasingly important for consumer software companies to have direct relationships with retailers and to effectively market their products to consumers. Competition for retail shelf space is also likely to increase due to the proliferation of consumer software products and competition from large consumer product companies. As a result, the Company believes that, in order to be successful, consumer software companies must have a consumer-driven focus, a broad offering of category-leading products, close relationships with retailers, a recognized brand name and a cost-efficient business model.

The use of the Internet by home and business PC users has increased dramatically in recent years. Sales of products on the Internet, including software, have increased and the Internet is likely to become an important sales channel for software.

The Company maintains a web site that offers its products for sale on-line. Expert encourages its customers to visit its web site through its CD ROM installation process and advertising messages on its packaging and printed materials. Visitors to the site may browse through the Company's catalog of products, and place an order on-line, by telephone or by fax.

The Internet provides companies such as Expert the opportunity to offer a broader range of products on the Internet than is available at retail stores. Generally, direct sales of product on the Internet currently are at higher prices than the Company realizes when selling to its retail and distribution channels. Internet sales currently do not involve certain of the selling and promotional costs the Company incurs when selling to its traditional channels, however other types of marketing and advertising costs may be required to promote the site and draw traffic.

Consumer buying habits may be influenced by the availability of products on the Internet, however the Company believes it is not possible to predict the impact of such changes on its business. For example, customers might purchase more impulse products because they are easier to buy, but electronic commerce on the Internet is also new, rapidly evolving and highly competitive. As more content, products and services become available on the Internet, it may become increasingly difficult to garner the attention of prospective shoppers.

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

Develop Diversified Titles with Strong Franchise Value. The Company seeks to develop a broad line of products in sustainable categories in which a leading market share can be obtained. The Company currently has over 170 products available for sale in stores in the productivity, lifestyle, small office/home office, entertainment and education market categories. The Company creates franchises by upgrading successful products and developing product line extensions and complementary products. For example, Home Design became the foundation of a product franchise that includes Home Design 3D(R), Home Design Premier(TM), Landscape Design 3D(R), CAD 3-D(TM), and Complete Home Gardener. The Company also seeks to create evergreen titles with extended life cycles by upgrading successful products to incorporate new features and to adapt to new technologies. Such titles include the Bicycle(R) line of card games, Championship Chess(TM), Forms(TM) and Labels(TM).

Leverage Distribution Strengths. The Company has established a distribution network based largely upon direct sales to, and established relationships with, a broad base of retailers, including office supply stores, software specialty stores, warehouse clubs, consumer electronic stores, mall-based chains and mass merchants, which it believes to be one of its major strengths. The Company believes that its broad product line, self-supporting packaging, consumer-oriented marketing programs, and retail support enable it to effectively sell directly to retailers. Direct sales to retailers allow the Company to assist retailers in offering a suitable mix of Expert products and tracking inventory levels and sell-through rates. In addition, direct sales to retailers allow the Company to tailor marketing efforts, promotions and merchandising displays to fit the needs of specific retailers. This strategy enables the Company to identify and react to trends in the retail consumer market and to help build incremental sales. The Company believes that its attention to detail at the retail level and careful execution have been the key factors to its successful marketing programs and have contributed to the sales growth of its products. The Company also promotes its products via the Internet and, beginning in February 1999, offers a wide assortment of products at its on-line storefront on the world wide web.

Promote Brand Names. The Company currently promotes its products under three brands: Expert, Bicycle(R) , and the Sega PC Collection(TM). The Company promotes these brand names in order to encourage customer loyalty and repeat purchases. Expert believes that its brand name products are recognized by consumers as high-quality, fully-featured software that consistently exceed consumer expectations. Drawing upon established consumer marketing techniques, the Company uses its brand names and easily identifiable packaging which emphasizes high-impact design and concise, non-technical product information.

The Company believes that by promoting recognizable brand names and consistent packaging, satisfied consumers are more likely to purchase additional products when faced with multiple options in a software category. The Company also has an established public relations effort which seeks to broaden consumer awareness and acceptance of the Expert, Bicycle(R), and Sega PC Collection(TM) brand names. As the consumer software industry becomes more of a mass market, the Company believes that brand name recognition will become an increasingly important means of product differentiation among retailers and consumers.

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

Prior to consummation of the Company's pending merger with Activision, the Company intends to continue to pursue these strategies in conducting its business. Following consummation of the Merger, some or all of these strategies may change or be revised as the two companies are integrated. In the event that the Merger is not consummated for any reason, Expert currently intends to continue to pursue its historical business objectives and strategies.

Products

The Expert product line addresses a wide range of interests and hobbies. The Company's products sell in retail stores primarily for under $15, a price point intended to generate impulse purchases in high-traffic mass market environments. Currently, the Company's product line includes over 170 titles. Expert introduced over 50 new titles in 1998, and over 60 new titles in 1997.

The Company currently targets five consumer software market categories: productivity, lifestyle, small office/home office, entertainment and education. Due to the diversity of its product offerings, the Company is not dependent on any single product. In addition, the Company seeks to develop products with long life cycles; as a result, approximately 81% of its sales in each of 1998 and 1997 came from existing and upgraded products. Most of the Company's titles are compatible with Windows, and substantially all are available on CD-ROM.

Entertainment. Expert entertainment products target users who seek entertainment which can be easily mastered and can provide gratification in short periods of time. For example, Casino is an entertainment product that includes blackjack, roulette, draw poker, baccarat, craps and slot machine games, using graphics, animation and sound effects to simulate actual game play. Entertainment products also include the Bicycle(R) brand playing card series, and the Sega PC Collection(TM) brand of game software.

Productivity. Expert productivity products enable users to more efficiently accomplish a wide variety of tasks using their PCs. The Company has focused on productivity tasks such as designing personalized calendars, adding clip art to an Internet web site, creating personalized greeting cards, or creating a family newsletter. For example, Calendar Shop(TM) allows users to organize events daily, weekly, monthly or yearly for events related to home, business, school or clubs and organizations.

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

Small Office/Home Office. Small office and home office ("SOHO") users require powerful, easy-to-use and inexpensive software for business functions such as creating simple forms, printing labels and generating standard business agreements. For example, Resume Writer is a SOHO product that provides a variety of tools for a job search, including video clips of interviewing advice and examples, resume templates, sample resumes, and a word processor for creating cover letters. Resume Writer also includes a contact database to track where resumes were sent and an appointment calendar to assist in tracking appointments and follow up.

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

Sales and Marketing

Consumers can purchase Expert products at over 25,000 retail stores worldwide. Expert sells its products primarily on a direct basis to office supply stores, software specialty stores, warehouse clubs, consumer electronics stores, mall-based chains and mass merchants, as well as to distributors. Retailers selling the Company's products include Babbages Etc, Best Buy, CompUSA, Electronics Boutique, K Mart, Microcenter, Office Depot, OfficeMax, PriceCostco, Sam's Club, Staples and Walmart.

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

In 1998, Office Depot and OfficeMax each represented 10% or more of the Company's sales. In 1997, Office Depot represented more than 10% of the Company's sales. The Company believes that mass market retailers will increasingly be significant outlets for consumer software.

International sales represented approximately 24%, 24%, and 25% of Expert's sales in fiscal years ended 1998, 1997and 1996, respectively. International sales have been primarily to customers in the United Kingdom, Canada, Australia and Western Europe. The Company conducts its international sales efforts primarily by establishing relationships with foreign publishers and distributors.

Internet sales and electronic commerce through sales on its web site may become increasingly important to the Company. Expert established its on-line store in February 1999. Sales to date have not been significant, but management believes that sales through this channel will increase as consumers become increasingly aware of the convenience of shopping from this site, the breadth of product available there, and promotions and sales incentives the Company plans to offer to its on-line shoppers.

The Company is exposed to the risk of product returns, primarily from retailers and distributors. The Company establishes reserves for returns that it believes to be adequate based upon historical return data and its analysis of current customer inventory levels and sell-through rates. Nonetheless, the Company may accept substantial product returns to maintain its relationships with retailers and its access to distribution channels. The Company's policies also allow for returns of defective merchandise for credit. Any significant amount of product returns could have a material adverse effect on the Company's business, operating results and financial condition. Sales are typically made on credit with varying terms, and the Company does not hold collateral to secure payment. If a significant portion of the Company's accounts receivable was to become uncollectible or subject to extended payment terms, the Company's business, operating results and financial condition could be adversely affected.

Development

Expert believes that its efficient development model has certain key advantages including consistent product quality, reliable delivery schedules, cost containment and low investment risk. The Company depends primarily upon third parties for the acquisition or licensing of software products or technologies. Development costs associated with externally licensed technology are generally paid by royalties based on sales, which are included in cost of revenues in the accompanying consolidated financial statements. The Company may also acquire products through the acquisition of other software companies. Development expenses, including technical support to customers, totaled $2.4 million, $2.7 million, and $3.3 million in 1998, 1997, and 1996, respectively.

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

Operations

The Company controls all purchasing, inventory, scheduling, order processing and accounting functions related to its operations, with all production and warehousing performed by independent contractors in accordance with the Company's specifications. The Company invests in computer systems to handle high sales volumes, including order processing, inventory management, purchasing and tracking of shipments. The Company has electronic data interchange (EDI) links with key customers to increase the efficiency and accuracy of order processing as well as to shorten order turnaround time. By investing in automated systems to efficiently process high sales volumes, the Company believes it can minimize out-of-stock positions. The Company has invested in, and intends to continue to invest in, management information systems and other capital equipment which it believes are necessary to achieve operational efficiencies and support increasing sales volumes.

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

Competition

The market for the Company's consumer software products is intensely and increasingly competitive. The Company's competitors range from small companies with limited resources to large companies with substantially greater financial, technical and marketing resources than those of the Company. Existing consumer software companies may broaden their product lines to compete with the Company's products, and potential new competitors, including computer hardware and software manufacturers, diversified media companies and book publishing companies, may enter or increase their focus on the consumer software market, resulting in greater competition for the Company. Although the Company competes with a number of different companies across its product lines, the Company regards GT Interactive Software Corp., Havas Interactive, Inc., The Learning Company, Inc. and Electronic Arts Inc. as its closest competitors based upon price points and product offerings. In addition, the Company believes that new competitors, including large software companies and diversified media companies, are increasing their focus on the consumer software market, resulting in greater competition for the Company.

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

The Company has in the past received communications suggesting that its products may incorporate material covered by the copyrights, trademarks or other proprietary rights of third parties. All such communications were, in the Company's judgment, without merit or immaterial in nature. However, there can be no assurance that there will not be any such communications in the future. The Company's policy is to investigate the factual basis of such communications and to resolve such matters promptly by negotiating licenses, enforcing its rights or taking other appropriate actions.

The Company licenses software from third party developers under standard format software license agreements for multi-year terms, typically five years with provisions for renewal. In a few instances, however, certain third party developer licenses contain other provisions. For example, the Company's January, 1997 license with McDonald's Corporation for use of McDonald's Marks on family-oriented software has a five year term, and requires the Company to pay minimum royalty guarantees during the term. The Company's December 31, 1997 license with The United States Playing Card Company for use of the trademark Bicycle(R) on software card games continues in effect until August 2001, with provisions for renewal.

Employees

As of December 31, 1998, the Company had 101 employees, including 33 in sales and marketing, 13 in development, 17 in customer support and 38 in operations, administration and finance. None of the Company's employees is represented by a labor union or is subject to a collective bargaining agreement. The Company has never experienced a work stoppage and believes that its relations with its employees are good.

Item 2.                        Properties

Expert subleases approximately 20,000 square feet of office space in Coral Gables, Florida. Subleases for this space expire in August, 2000. The Company currently expects that these facilities will be sufficient for its needs at least through that time.


Item 3.                     Legal Proceedings

The Company's federal tax filings with respect to the year ended December 31, 1992 and subsequent years are presently being reviewed by the Internal Revenue Service ("IRS"). The IRS has questioned the allocation of the purchase price made by the Company in connection with the acquisition of assets and business of the Predecessor from Bloc in October 1992, and related amortization and other deductions with respect to the acquired assets. In June 1997, the IRS proposed assessments for additional taxes of $442,000, $553,000 and $857,000 for the tax years 1992, 1993 and 1994, respectively, plus penalties totaling $371,000 and interest to the date of payment. If the IRS prevailed on all issues, such interest through December 31, 1998 would total approximately $700,000. The preliminary adjustments proposed by the IRS would also reduce the Company's federal income taxes for the years 1995, 1996 and 1997 by $242,000, $68,000 and $55,000, respectively. The IRS has not yet issued a notice of deficiency assessing actual additional taxes and penalties. The Company believes that it has properly reported its income and paid its taxes in accordance with applicable laws and intends to contest the proposed adjustments vigorously. Additionally, the Company's federal income tax return for 1996 reported a net operating loss of approximately $17.8 million, which is available as a carryback subject to statutory limitations to offset a substantial portion of the proposed tax assessments. The Company believes that the ultimate resolution of this matter will not have a material adverse effect on its financial position.

The Company's federal tax filing with respect to the year ended December 31, 1996 is presently being reviewed by the IRS, which has questioned the allocation of the purchase price made by the Company in connection with the acquisition of Swfte International, Ltd. in November 1995, and related amortization and other deductions. The IRS has not proposed any assessment from its review, nor has it indicated when it expects to conclude its audit or if it intends to propose adjustments to the Company's federal income tax returns claiming additional tax due. At this time, it is not possible to quantify the amount of additional taxes, if any, the IRS will claim are due. There can be no assurance that the Company will prevail in its position, or that the appeals, if any, and final resolution of any IRS claims will not have a material adverse impact on the Company's liquidity, financial position, or results of operations.


Item 4.    Submission of Matters to a Vote of Security Holders

None.

                                  PART II

Item 5.Market for Registrant's Common Equity and Related Stockholder Matters.

The Company's common stock is traded on the Nasdaq National Market under the symbol XPRT. On February 26, 1999, there were approximately 100 registered holders of record of the Company's common stock, although the Company believes that the number of beneficial owners of its common stock as of that date was substantially greater. The Company does not currently pay dividends on its common stock and is generally restricted from paying dividends pursuant to the terms of its revolving credit agreement. The Company currently intends to retain its earnings for future growth and, therefore, does not anticipate paying any cash dividends in the foreseeable future. The following table sets forth the high and low sales prices for the Common Stock as reported by the Nasdaq National Market for each of the periods indicated.

                                           High     Low
                                          ------- --------
Fiscal Year Ended December 31, 1998

Fourth Quarter........................... 3-1/8    11/16
Third Quarter............................ 4-1/2    1-3/8
Second Quarter........................... 5-3/4    3-7/8
First Quarter............................     5    2-1/2

Fiscal Year Ended December 31, 1997

Fourth Quarter........................... 8-1/4    2-7/8
Third Quarter............................ 7-11/16  3-3/4
Second Quarter........................... 4-5/8    1-1/2
First Quarter............................ 4-1/4    1-3/4


As discussed in Item 1 above, the Company has entered into a Merger Agreement with Activision, Inc., whose common stock trades on the Nasdaq National Market under the symbol ATVI.

Item 6.                  Selected Financial Data

The selected financial data set forth has been derived from the consolidated financial statements of the Company and should be read in conjunction with the consolidated financial statements of the Company and the related notes.

                                          Year Ended December 31,
                                 ------------------------------------------
                                    1998    1997    1996    1995     1994
                                 ------------------------------------------
    Statement of Operations
    Data:
    Net revenues................  $30,896  $33,208 $31,012 $27,638 $19,727
                                 ------------------------------------------
    Operating costs and
    expenses:
       Cost of revenues (1).....   13,692   12,985  16,420  10,121   8,066
       Marketing and sales......   12,446   10,489   9,888   6,180   4,303
       General and
        administrative..........    6,271    4,554  10,124   4,293   2,824
       Development..............    2,367    2,744   3,320   2,192   1,328
       Purchased research and
        development.............      --       --     --     8,392     --
       Loss on impairment of
        assets..................      --       --    5,700     --      --
       Amortization of
        non-compete agreement...      --       --     --       338     417
                                 ------------------------------------------
                                   34,776   30,772  45,452  31,516  16,938
                                 ------------------------------------------
       Operating income (loss)..   (3,880)   2,436 (14,440) (3,878)  2,789
      Other income (expense), net     289      268      92     369    (366)
                                 ------------------------------------------
       Income (loss) before
        provision (benefit)
        for income taxes........   (3,591)   2,704 (14,348) (3,509)  2,423
    Provision (benefit) for
      income taxes..............    4,927    1,001  (4,067) (1,324)     90
                                 ------------------------------------------
       Net income (loss)........  $(8,518)  $1,703$(10,281)$(2,185) $2,333
                                 ==========================================
       Diluted  earnings  (loss)
       per share of
       common stock............. $ (1.12)   $ .21  $(1.37)  $(.33)  $ .38
                                 ==========================================

    Balance Sheet Data:
       Working capital..........  $3,247   $7,916  $5,076   $10,651 $5,283
       Total assets.............  11,614   22,233  19,077    29,069 10,682
       Subordinated debt........      --      --      --      --     2,200
       Total stockholders
       equity (deficit).........   4,106   12,532  10,425    20,634    355

    -----------------------------

(1) Includes amortization of software technology which amounted to $33,000 in 1998, $98,000 in 1997, $404,000 in 1996, $283,000 in
    1995, $477,000 in 1994, and $4,362,000 in 1993.

Item 7.Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Expert operates as a single business segment, publishing and distributing consumer computer software. The following table sets forth, for the periods indicated, the percentages of net revenues represented by each item reflected in the Company's statements of operations.


                                           Years Ended
                                           December 31,
                                       ---------------------
                                        1998   1997   1996
                                       ---------------------
   Net revenues........................ 100.0% 100.0%100.0%
   Operating costs and expenses:
      Cost of revenues.................  44.3   39.1  52.9
      Marketing and sales..............  40.3   31.6  31.9
      General and administrative.......  20.3   13.7  32.7
      Development......................   7.7    8.3  10.7
      Loss on impairment of assets.....  --     --    18.4
                                       ---------------------
                                        112.6   92.7 146.6
                                       ---------------------
      Operating income (loss).......... (12.6)   7.3 (46.6)
   Other income (expense), net.........   1.0    0.8   0.3
                                       ---------------------
   Income  (loss)  before  provision
   (benefit) for income taxes.......... (11.6)   8.1 (46.3)
   Provision (benefit) for income taxes  16.0    3.0 (13.1)
                                       ---------------------
      Net income (loss)................ (27.6)%  5.1%(33.2)%
                                       =====================

Comparison of Years Ended December 31, 1998 and 1997

Net Revenues. Net revenues decreased 7.0% to $30.9 million in 1998 from $33.2 million in 1997, due primarily to higher provisions for returns, particularly in the third quarter of 1998, and lower average sales prices, partially offset by broader distribution of product and increased unit shipments. Provisions for returns in the third quarter of 1998 increased primarily due to higher promotional sales on which returns occurred at rates higher than usually experienced by the Company. Average selling prices declined due to increased competition for shelf space at retail outlets. Average selling prices may continue to decline as the Company expands its distribution network, particularly in the mass merchandising channel. International sales were approximately 24% of net revenues in each of 1998 and 1997. International markets have been subject to economic trends, including currency exchange rate fluctuations, outside of the Company's control and, as a result, there can be no assurance as to whether international activity will increase or decrease in the future.

Net revenues consist of gross sales net of allowances for returns and discounts, and royalty income related to licensing of products, primarily to publishers in Europe. The Company adjusts its allowance for returns as it deems appropriate. The Company may accept substantial product returns or make other concessions to maintain its relationships with retailers and distributors and its access to distribution channels. If the Company chooses to accept product returns, some of that product may be defective, shelf-worn or damaged and may not therefore be salable in the ordinary course of business. At December 31, 1998, the Company's allowance for potential returns and doubtful accounts was $3.4 million. See Note 1 of Notes to the Company's Consolidated Financial Statements. There can be no assurance, however, that the Company will not experience significant returns, which could be greater than the Company's provision for returns or could have a material adverse affect on the Company's results of operations. In accordance with its policy, the Company will continue to reassess market conditions and adjust its provision for returns as it deems appropriate. Due in part to the high level of returns experienced on recent promotional sales, the Company limited such sales in the third and fourth quarters of 1998. The Company may pursue additional promotional sales in the future when it believes market conditions make it appropriate to do so.

Cost of Revenues. Cost of revenues increased to $13.7 million in 1998 from $13.0 million in 1997 and increased as a percentage of net revenues to 44.3% from 39.1%. This higher percentage was due primarily to the higher provisions for returns noted under Net Revenues above. This dollar increase was primarily due to higher costs associated with increased sales volume and higher provisions for excess and obsolete inventories. The Company expects cost of revenues may vary from period to period based on the relative mix of products sold, the level of promotional sales in a given period and other market factors.

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

Marketing and Sales. Marketing and sales expenses increased to $12.4 million in 1998 from $10.5 million in 1997 and increased as a percentage of net revenues to 40.3% from 31.6%. The increase was primarily due to increased marketing activities to promote the Company's products and brand names, costs associated with the design and release of new and revised packaging for products, and increased personnel. In response to increased competition for shelf space in retail outlets, the Company intends to continue to launch new and innovative marketing promotions. As a result, the Company expects marketing and sales expenses to increase in dollar amount, and expects competition for shelf space to continue.

General and Administrative. General and administrative expenses increased to $6.3 million in 1998 from $4.6 million in 1997 and increased as a percentage of net revenues to 20.3% from 13.7%. This increase was primarily due to the provision of $1.3 million for doubtful accounts, primarily related to amounts due from a distributor which are unlikely to be collectible in the near term; and approximately $0.4 million for costs of computer systems conversions, including costs to address the "Year 2000" issue. The systems conversions were substantially completed early in 1999.

Development. Development expenses decreased to $2.4 million in 1998 from $2.7 million in 1997 and decreased as a percentage of net revenues to 7.7% from 8.3%, mainly due to reduced outside development costs. Development expenses include costs relating to product upgrades, new products development activities, quality control and expanded customer service support. The Company currently believes that development expenses will increase in future periods due to additional costs to develop new brands and titles, including the development of products to take advantage of the Internet and other on-line capabilities, operating systems upgrades such as Windows 98, and the localization of product for international sales.

Other Income (Expense). Net interest income increased to $289,000 in 1998 from $268,000 in 1997, primarily due to the receipt of interest of approximately $117,000 in connection with the refund of prior years' income tax payments, partially offset by lower balances of interest-bearing assets.

Tax Provision (Benefit). The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes, which requires that deferred income taxes be recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting basis at rates based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. A valuation allowance was recorded to offset 100% of the Company's net deferred tax asset as of September 30, 1998, resulting in a deferred provision for income taxes of $4.7 million in the third quarter of 1998. The net deferred tax asset is comprised of tax basis net operating losses and the estimated tax effect of expected future temporary differences related to charges taken for book purposes that are not deductible for federal income tax purposes until the amounts are realized in the future. Management believes that, due to recent financial results, it is appropriate to record a full valuation allowance until such time as it becomes more likely than not that the Company will realize some or all of the benefit of the net deferred tax assets.

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

Cost of Revenues. Cost of revenues decreased to $13.0 million in 1997 from $16.4 million in 1996 and decreased as a percentage of net revenues to 39.1% from 52.9%. This decrease was primarily due to provisions of $2.6 million and $1.4 million recorded in 1996, partially offset by higher costs associated with increased sales volume.

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

General and Administrative. General and administrative expenses decreased to $4.6 million in 1997 from $10.1 million in 1996 and decreased as a percentage of net revenues to 13.7% from 32.7%. This decrease was primarily due to lower provision for doubtful accounts and legal costs. Legal costs decreased due to the settlement in the fourth quarter of 1996 of litigation involving the former owners of Swfte.

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

Other Income (Expense). Net interest income increased to $268,000 in 1997 from $92,000 in 1996, due primarily to higher balances of interest-bearing assets.

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

Quarterly Results of Operations

The following tables set forth certain unaudited financial data for the Company's eight most recent financial quarters, as well as such data expressed as a percentage of the Company's net revenues. This data has been derived from unaudited financial statements that, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and the charges recorded in the third quarter of 1998 and the fourth quarter of 1997 discussed above) necessary for a fair presentation of such quarterly information when read in conjunction with the Company's Consolidated Financial Statements and the related Notes thereto included in Item 8. The operating results for any quarter are not necessarily indicative of results for any future period.

                                          Three Months Ended
                        -------------------------------------------------------
                           Dec. Sept.  June   March  Dec.  Sept.  June   March
                           31,   30,    30,    31,    31,    30,    30,    31,
                          1998  1998   1998   1998   1997   1997   1997   1997
                        -------------------------------------------------------
  Net revenues......... $8,732 $5,020 $7,854 $9,290 $9,071 $9,035 $7,075 $8,027
                        -------------------------------------------------------
  Operating costs and
  expenses:
    Cost of revenues...  3,669  2,765  3,515  3,743  3,699  3,503  2,649  3,134
    Marketing and sales  3,107  3,424  3,163  2,752  3,075  2,719  2,268  2,427
    General and
     administrative....  1,039  2,757  1,178  1,297  1,068  1,162  1,109  1,215
    Development........    581    589    584    613    636    724    743    641
                        -------------------------------------------------------
                         8,396  9,535  8,440  8,405  8,478  8,108  6,769  7,417
                        -------------------------------------------------------
 Operating income (loss)   336 (4,515)  (586)   885    593    927    306    610
 0ther (expense)
  income, net..........     18     40     62    169    106     84     50     28
                        -------------------------------------------------------
 Income (loss) before
  provision (benefit)
  for income taxes.....    354 (4,475)  (524) 1,057    699  1,011    356    638
 Provision (benefit) for
  income taxes.........     --  4,731   (194)   390    259    374    132    236
                        -------------------------------------------------------
    Net income (loss)..   $354$(9,206) $(330)  $664   $440   $637   $224   $402
                        =======================================================
 Diluted earnings (loss)
  per share of
  common stock........    $.04$(1.21) $(.04)   $.08   $.05   $.08   $.03  $.05
                        =======================================================

 As  a  Percentage   of  Net
  Revenues:
  Net revenues........     100%  100%   100%   100%   100%   100%   100%  100%
  Operating costs and
  expenses:
    Cost of revenues..      42    55     45     40     41     39     37    39
    Marketing and sales     36    68     40     30     34     30     32    30
    General and
     administrative..       12    55     15     14     12     13     16    15
    Development......        7    12      7      6      7      8     10     8
                        -------------------------------------------------------
                            96   190    107     90     94     90     96    92
                        -------------------------------------------------------
    Operating income.        4   (90)    (7)    10      6     10      4     8
  Other (expense)
   income, net              --     1      1      1      1      1      1    --
                        -------------------------------------------------------
 Income  before
  provision (benefit)
  for income taxes...        4   (89)    (6)    11      7     11      5     8
 Provision (benefit) for
  income taxes.......       --    94     (2)     4      2      4      2     3
                        -------------------------------------------------------
  Net income (loss)..        4% (183)%   (4)%    7%     5%     7%     3%    5%
                        =======================================================

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


Liquidity and Capital Resources

As of December 31, 1998, the Company had $3.2 million in working capital, including $1.6 million in cash. To date, the Company has not invested in any financial instruments that involve a high level of complexity or risk. Net cash used by operating activities was $3.7 million for the year ended December 31, 1998, primarily due to payments of accounts payable and accrued expenses and losses during the period, partially offset by collections on accounts receivable and the receipt of income tax refunds related to prior years' taxes paid. Management has responded by reducing expenses, including, among other actions, reducing personnel. Longer term, management believes that its expense reduction efforts, together with its efforts to focus on its core business, should return the Company to profitability and provide for positive cash flow sufficient to fund future operations.

The Company's working capital requirements increased as personnel and other costs were incurred in an effort to expand operations. In response to such growth in working capital requirements, the Company entered into a loan agreement with a bank which provides for a revolving line of credit collateralized by substantially all of the Company's assets. Borrowings under the line are limited to a percentage of eligible receivables as defined in the agreement and may not exceed $2.5 million through May 31, 1999, the maturity date. The loan agreement contains restrictive covenants. The Company is in compliance with the bank line of credit covenants. There can be no assurance that the Company's future results of operations will continue to be in compliance with the line of credit covenants which, among other things, prohibit two consecutive quarterly losses, or that the line of credit would be otherwise available to the Company. To date, there have been no borrowings under the line. Even if the bank line of credit is unavailable, the Company believes there are alternative sources of capital available which will be sufficient to meet working capital and capital expenditures requirements through the next twelve months. At this time, the Company has not sought financing from any such alternative source and, accordingly, cannot give any assurances that such financing will be available, if at all, on acceptable terms. Without any additional financing, management believes the Company's existing capital resources are sufficient to meet working capital and capital expenditure requirements through at least the first half of 1999.

The Company's federal tax filings with respect to the year ended December 31, 1992 and subsequent years are presently being reviewed by the Internal Revenue Service ("IRS"). The IRS has questioned the allocation of the purchase price made by the Company in connection with the acquisition of assets and business of the Predecessor from Bloc in October 1992, and related amortization and other deductions with respect to the acquired assets. In June 1997, the IRS proposed assessments for additional taxes of $442,000, $553,000 and $857,000 for the tax years 1992, 1993 and 1994, respectively, plus penalties totaling $371,000 and interest to the date of payment. If the IRS prevailed on all issues, such interest through December 31, 1998 would total approximately $700,000. The preliminary adjustments proposed by the IRS would also reduce the Company's federal income taxes for the years 1995, 1996 and 1997 by $242,000, $68,000 and $55,000, respectively. The IRS has not yet issued a notice of deficiency assessing actual additional taxes and penalties. The Company believes that it has properly reported its income and paid its taxes in accordance with applicable laws and intends to contest the proposed adjustments vigorously. Additionally, the Company's federal income tax return for 1996 reported a net operating loss of approximately $17.8 million, which is available as a carryback subject to statutory limitations to offset a substantial portion of the proposed tax assessments. The Company believes that the ultimate resolution of this matter will not have a material adverse effect on its financial position, although there can be no assurance that an adverse resolution will not have such an effect.

The Company's federal tax filing with respect to the year ended December 31, 1996 is presently being reviewed by the IRS, which has questioned the allocation of the purchase price made by the Company in connection with the acquisition of Swfte International, Ltd. in November 1995, and related amortization and other deductions. The IRS has not proposed any assessment from its review, nor has it indicated when it expects to conclude its audit or if it intends to propose adjustments to the Company's federal income tax returns claiming additional tax due. At this time, it is not possible to quantify the amount of additional taxes, if any, the IRS will claim are due. There can be no assurance that the Company will prevail in its position, or that the appeals, if any, and final resolution of any IRS claims will not have a material adverse impact on the Company's liquidity, financial position, or results of operations.

From time to time, the Company evaluates potential acquisitions of products, businesses and technologies that would complement or expand the Company's business. The Company currently does not have any commitments or agreements with respect to any such acquisitions. There can be no assurance that any such acquisitions will be made or, if made, will be successfully integrated.

As previously disclosed, the Company engaged a financial advisor to assist it in assessing strategic alternatives to enhance shareholder value. In March 1999, the Company entered into the Merger Agreement with Activision discussed in Item 1 above. In connection with the negotiations and due diligence procedures leading to that agreement, the Company has incurred, and will continue to incur, costs related to its financial advisor and other professionals. Currently, the Company has incurred such costs totaling approximately $0.5 million. Additional costs will be incurred as the Company undertakes the proxy solicitation and other regulatory and other filings required in connection with submitting the proposed merger to the Company's shareholders and regulatory authorities for approval, likely in the summer of 1999.


Year 2000 Readiness

The statements in the following section include "Year 2000 readiness disclosures" within the meaning of the Year 2000 Information and Readiness Disclosure Act.

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

Phase II, upgrading or replacing non-compliant systems, is approximately 80% complete. The Company recently converted to a Year 2000 compliant version of the same application software it has been using since 1995. The same version of the software is operating successfully at other companies. Upgraded hardware and software will be installed on the phone switch during 1999 to make it Year 2000 compliant. The Company is currently assessing the potential effects of, and costs of remediating, the Year 2000 problem on its office equipment, however, such costs are not expected to be material.

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

The Company estimates that it is approximately 80% complete with regard to Year 2000 remediation. To date, the Company has incurred about $500,000 in connection with such remediation, and anticipates additional costs of approximately $100,000 to complete this work. All expenditures related to the Year 2000 issue have been and likely will continue to be made from internally generated funds.

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

The Company also competes with other developers for access to quality products developed by third parties. The Company's results of operations and financial position are also dependent upon satisfactory relationships with independent developers and other parties through whom Expert acquires propriety rights.

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

Other Factors

In addition to the important factors discussed above, the Company's financial results, financial position and cash flows may be impacted by, among other factors, future cash flow and working capital requirements, continued listing of the Company's Common Stock on the Nasdaq National Market, the outcome of current and future examinations by taxing authorities, and the stockholder vote and other approvals relating to the pending Merger. The market price of the Company's Common Stock has been, and in the future will likely be, subject to significant fluctuations in response to variations in quarterly operating results and other factors, such as announcements of technological innovations or new products by the Company or its competitors, or other events. The stock prices for many companies in the technology sector have experienced wide fluctuations which often have been unrelated to their operating performance. Such fluctuations may adversely affect the market price of the Company's Common Stock.

Item 8. Consolidated Financial Statements and Supplementary Data



                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                    Page
                                                                    -----
Reports of Independent Certified Public Accountants..............     21

Consolidated  Balance  Sheets as of December  31, 1998 and December
31, 1997.........................................................     22

Consolidated  Statements of Operations for the Years Ended December
31, 1998, 1997 and 1996..........................................     23

Consolidated  Statements  of  Stockholders'  Equity  for the  Years
Ended December 31, 1998, 1997 and 1996...........................     24

Consolidated  Statements of Cash Flows for the Years Ended December
31, 1998, 1997 and 1996..........................................     25

Notes to Consolidated Financial Statements.......................     26

            REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
Expert Software, Inc.

We have audited the consolidated balance sheet of Expert Software, Inc. and Subsidiaries, (a Delaware corporation) as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Expert Software, Inc. and Subsidiaries as of and for the two years ended December 31, 1997, were audited by other auditors whose report dated February 6, 1998, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1998 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Expert Software, Inc. and Subsidiaries as of December 31, 1998 and the consolidated results of their operations and their consolidated cash flows for the year then ended, in conformity with generally accepted accounting principles.



GRANT THORNTON LLP

Miami, Florida
February 17, 1999


---------------------------------------------------------------------------


To the Stockholders of
  Expert Software, Inc.:

We have audited the accompanying consolidated balance sheet of Expert Software, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Expert Software, Inc. and subsidiaries, as of December 31, 1997, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



ARTHUR ANDERSEN LLP

Miami, Florida,
  February 6, 1998.

                           EXPERT SOFTWARE, INC.
                        CONSOLIDATED BALANCE SHEETS
                        December 31, 1998 and 1997
                     (in thousands, except share data)

                                                        1998     1997

                                                       ------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents...........................  $1,595   $5,685
  Accounts receivable, net............................   5,411    4,636
  Income taxes receivable.............................      65    1,924
  Inventories.........................................   2,830    2,922
  Prepaid expenses....................................     854      834
  Deferred income taxes...............................      --    1,616
                                                       ------------------
   Total current assets...............................  10,755   17,617

PROPERTY AND EQUIPMENT, net...........................     854    1,270

ACQUIRED SOFTWARE TECHNOLOGY, net.....................      --       30
DEFERRED INCOME TAXES.................................      --    3,311
OTHER ASSETS..........................................       5        5
                                                       ==================
   Total assets....................................... $11,614  $22,233
                                                       ==================


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable....................................  $3,914   $4,755
  Accrued expenses....................................   3,594    4,900
  Current portion of capital lease obligations........      --       46
                                                       ------------------
   Total current liabilities..........................   7,508    9,701
                                                       ------------------

NONCURRENT LIABILITIES................................      --       --
                                                       ------------------

COMMITMENTS and CONTINGENCIES (Note 12)

STOCKHOLDERS' EQUITY:
  Preferred  stock,  $.01 par value,  1,000,000  shares
   authorized; 975,000 shares undesignated,
   25,000   shares   designated   as  Series  A  Junior
   Participating Cumulative; none outstanding..........     --       --
  Common stock, $.01 par value, 30,000,000 shares
   authorized; 7,627,881 and 7,604,775
   shares issued and outstanding in 1998 and 1997,
   respectively........................................      76       76
  Additional paid-in capital...........................  23,693   23,601
  Accumulated deficit.................................. (19,663) (11,145)
                                                       ------------------
   Total stockholders' equity..........................   4,106   12,532
                                                       ==================
   Total liabilities and stockholders' equity.......... $11,614  $22,233
                                                       ==================




 The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                           EXPERT SOFTWARE, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share data)

                                      Years Ended December 31,
                                  ----------------------------------
                                  1998           1997       1996
                                  ----------------------------------
  NET REVENUES.................... $30,896     $33,208    $31,012
                                  ----------------------------------
  OPERATING COSTS AND EXPENSES:
    Cost of revenues.............. 13,692      12,985     16,420
    Marketing and sales........... 12,446      10,489      9,888
    General and administrative....  6,271       4,554     10,124
    Development...................  2,367       2,744      3,320
    Loss on impairment of assets..     --          --      5,700
                                  ----------------------------------
                                   34,776      30,772     45,452
                                  ----------------------------------
     Operating income (loss)...... (3,880)      2,436     (14,440)
                                  ----------------------------------
  OTHER INCOME (EXPENSE):
    Interest and other expense....    (14)         (5)       (26)
    Interest income...............    303         273        118
                                      289         268         92
                                  ----------------------------------

    Income (loss) before
    provision (benefit)
    for income taxes.............  (3,591)      2,704    (14,348)

  PROVISION  (BENEFIT)  FOR INCOME
  TAXES...........................  4,927       1,001     (4,067)
                                  ----------------------------------
     Net income (loss)............ $(8,518)    $1,703   $(10,281)
                                  ==================================

  Earnings (Loss) per Share:
    Basic......................... $ (1.12)    $ .23    $ (1.37)
                                  ==================================

    Diluted....................... $ (1.12)    $ .21    $ (1.37)
                                  ==================================




 The accompanying notes to consolidated financial statements are an integral part of these statements.

                           EXPERT SOFTWARE, INC.
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     (in thousands, except share data)

                             Common Stock   Additional Accum-
                            --------------- Paid-in    ulated
                             Shares  Amount Capital    Deficit   Total
                            ------------------------------------------
  Balance, December 31, 1995 7,470,451 $75  $23,126  $(2,567)  $20,634
    Issuance of common
    stock in connection
    with exercise of
    stock options...........    37,353  --       65       --        65
    Compensation  expense on
    stock option grants.....     --     --        7       --         7
    Net loss................     --     --       --  (10,281)  (10,281)
                            ------------------------------------------
  Balance, December 31, 1996 7,507,804  75   23,198  (12,848)   10,425
    Issuance of common
    stock in connection
    with exercise of
    stock options..........     96,971   1      349       --       350
    Compensation  expense on
    stock option grants....      --     --       54       --        54
    Net income.............      --     --      --     1,703     1,703
                            ------------------------------------------
  Balance, December 31, 1997 7,604,775  76   23,601  (11,145)   12,532
    Issuance of common
    stock in connection
    with exercise of
    stock options..........     23,106  --        8       --         8
    Compensation  expense on
    stock option grants....      --     --       84       --        84
    Net loss...............      --     --      --    (8,518)   (8,518)
                            ------------------------------------------
  Balance, December 31, 1998 7,627,881 $76  $23,693 $(19,663)   $4,106
                            ==========================================








    The accompanying notes to consolidated financial statements are an integral part of these statements.

                           EXPERT SOFTWARE, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands)

                                                 Years Ended December 31,
                                              -------------------------------
                                                 1998      1997      1996
                                              -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss).............................$(8,518)    $1,703  $(10,281)
Adjustments to reconcile net income (loss)
to net cash  provided  by (used in)  operating
activities:
  Depreciation of property and equipment......    730        818     1,105
  Amortization of acquired software technology     30        133       544
  Compensation expense on stock option grants.     84         54         7
  Loss on impairment of assets................     --         --     5,700
  Deferred income tax provision (benefit).....  4,927      1,275    (2,100)
Changes in net assets and liabilities :
  (Increase) decrease in accounts receivable..   (775)      (861)    1,899
  (Increase) decrease in income taxes
   receivable.................................  1,858        473    (2,397)
  (Increase) decrease in inventories..........     91      (1,666)   2,556
  (Increase) decrease in prepaid expenses.....    (19)      (409)      (31)
  (Increase) decrease in other assets.........     --         (2)       10
  Increase (decrease) in accounts payable.....   (841)     1,529       405
  Increase (decrease) in accrued expenses..... (1,398)      (138)      934
  Increase (decrease) in income taxes payable.     93         --    (2,125)
  Increase (decrease) in noncurrent
   liabilities................................     --       (300)      300
                                              -------------------------------
    Net cash  provided by (used in)  operating
    activities................................  (3,738)    2,609    (3,474)
                                              -------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment..........   (314)      (191)     (644)
  Maturities and sales of marketable
  securities..................................     --         --     6,222
                                              -------------------------------
    Net cash  provided by (used in)  investing
    activities................................   (314)      (191)    5,578
                                              -------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Stock options exercised.....................      8        350        65
  Payments on capital lease obligation........    (46)       (42)     (122)
                                              -------------------------------
    Net cash  provided by (used in)  financing
    activities................................    (38)       308       (57)
                                              -------------------------------
    Net increase (decrease) in cash and
    equivalents............................... (4,090)     2,726     2,047
CASH AND EQUIVALENTS, beginning of period.....  5,685      2,959       912
                                              -------------------------------

CASH AND EQUIVALENTS, end of period........... $1,595     $5,685    $2,959
                                              ===============================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
  Cash paid during the period for interest....  $ --        $  5     $  26
                                              -------------------------------
  Cash paid during the period for income taxes  $ 11        $ --    $2,555
                                              -------------------------------

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
AND FINANCING ACTIVITIES:
  Fixed assets obtained under capital leases..    --         --     $ 102
                                              ===============================

    The accompanying notes to consolidated financial statements are an integral part of these statements.

                           EXPERT SOFTWARE, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998 and 1997

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

Principles of Consolidation --

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Swfte International, Ltd. ("Swfte") and ES International, Inc. All intercompany transactions and balances have been eliminated in consolidation. The Company operates as a single business segment.

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

Accounts Receivable and Concentration of Credit Risk--

Accounts receivable are principally from retailers and distributors of the Company's products. The Company performs periodic credit evaluations of its customers and maintains allowances for potential credit losses and potential returns of $3,352,000 and $4,361,000 at December 31, 1998 and 1997, respectively.

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

Sales to the Company's customers which represented 10% or more of gross sales less actual returns in any of the periods shown below are as follows:

                               Years Ended December 31,
                           ----------------------------------
                              1998       1997       1996
                           ----------------------------------
      Customer A...........    14.1%      15.2%      19.6%
      Customer B...........    11.1        7.7       --
      Customer C...........     1.8        4.5       10.4

The two major customers at December 31, 1998 and 1997 also account for 10.8% and 19.1% of gross outstanding accounts receivable at December 31, 1998 and 1997, respectively.

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

During the years ended December 31, 1998 and 1997 the Company had one supplier which accounted for approximately 56.3% and 42.8%, respectively, of total purchases. A second supplier accounted for 8.1% and 22.3% of total purchases in 1998 and 1997, respectively.

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

Revenue Recognition --

Sales are recognized at the time the product is shipped, net of allowances for returns, in accordance with the provisions of the AICPA Statement of Position 97-2, "Software Revenue Recognition." While the Company has no other obligation to perform future services subsequent to shipment, the Company provides telephone customer support as an accommodation to purchasers of its products as a means of fostering customer loyalty. Costs associated with this effort are insignificant and immaterial to the consolidated financial statements, and accordingly, are expensed as incurred.

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

Royalties --

Royalties are accrued based on net revenues pursuant to agreements with external software developers of software products published by the Company. Royalty costs, which are included in cost of revenues, were $2,789,000, $3,012,000, and $2,715,000, during the years ended December
31, 1998, 1997, and 1996, respectively.

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

3.  INVENTORIES:

Inventories consisted of the following at December 31 (in thousands):

                                            1998     1997
                                          -------------------
      Finished goods......................  $2,009   $2,439
      Raw materials.......................     821      483
                                          -------------------
                                            $2,830   $2,922
                                          ===================

4.  PROPERTY AND EQUIPMENT:

Property and equipment consisted of the following at December 31 (in thousands):

                                                               Useful
                                                                Life
                                            1998     1997     in Years
                                          ------------------- ---------
      Equipment...........................  $3,466   $3,280     3-5
      Furniture and fixtures..............     705      716     5-10
                                          -------------------
                                             4,171    3,996
      Less: Accumulated depreciation......  (3,317)  (2,726)
                                          -------------------
                                            $  854   $1,270
                                          ===================

Equipment includes $102,000 and $147,000 of capital lease assets at December 31, 1998 and 1997, respectively. Amortization of such costs is computed by the straight-line method over the primary lease terms and is included in depreciation expense in the accompanying consolidated financial statements.

5.  ACCRUED EXPENSES:

Accrued expenses consisted of the following at December 31 (in thousands):

                                            1998     1997
                                          -------------------
      Royalties.............................$ 964    $1,271
      Marketing.............................1,502    1,953
      Settlement costs (Note 10).............  --      300
      Other.................................1,128    1,376
                                          -------------------
                                            $3,594   $4,900
                                          ===================

6.  REVOLVING LINE OF CREDIT

The Company has entered into a loan agreement with a bank (also a shareholder of the Company) which provides for a revolving line of credit collateralized by substantially all of the Company's assets. Borrowings under the line of credit are limited to a percentage of eligible accounts receivable as defined in the agreement and may not exceed $2,500,000 through May 31, 1999, the maturity date. Interest is payable at the bank's base rate plus 1%. To date, there have been no borrowings under the line.

The loan agreement contains restrictive covenants, including the achievement of certain earnings, as defined in the agreement, and the maintenance of a minimum net worth and various financial ratios. At December 31, 1998, the Company was in compliance with the agreement.

7.  STOCKHOLDERS' EQUITY AND PROPOSED MERGER:

In November 1995, the Company adopted a Shareholder Rights Plan and the Board of Directors declared a dividend distribution of one preferred stock purchase right for each outstanding share of common stock to stockholders of record as of the close of business on November 29, 1995. Initially, these rights will not be exercisable and will trade with the shares of the Company's common stock. Under the Shareholder Rights Plan, the rights become exercisable if a person becomes an "acquiring person" by acquiring 15% or more of the common stock of Expert Software, if a person who owns 10% or more of the common stock of the Company is determined to be an "adverse person" by the Board of Directors, or if a person commences a tender offer that would result in that person owning 15% or more of the common stock of the Company. In the event that a person becomes an "acquiring person" or is declared an "adverse person" by the Board, each holder of a right (other than the acquiring person or the adverse person) would be entitled to acquire such number of shares of preferred stock which are equivalent to Expert Software common stock having a value of twice the then-current exercise price of the right. If the Company is acquired in a merger or other business combination transaction after any such event, each holder of a right would then be entitled to purchase, at the then current purchase price, shares of the acquiring company's common stock having a value of twice the exercise price of the right. The rights will expire at the close of business on November 9, 2005, unless previously redeemed or exchanged by the Company. In connection with the Shareholder Rights Plan, the Board of Directors authorized the designation of 25,000 shares of Series A Junior Participating Cumulative Preferred Stock, $0.01 par value, none of which are outstanding at December 31, 1998 or 1997.

On March 3, 1999, Expert announced the execution of an Agreement and Plan of Merger dated as of March 3,1999 (the "Merger Agreement") by and among Expert, Activision, Inc., a Delaware corporation ("Activision") and Expert Acquisition Corp., a Delaware corporation and wholly owned subsidiary of Activision ("Expert Acquisition Sub"), pursuant to which, among other things, Expert will be merged with and into Expert Acquisition Sub and will become a wholly owned subsidiary of Activision (the "Merger").

Pursuant to the terms of the Merger Agreement, Activision has the right, exercisable until March 25, 1999, to elect whether the merger consideration will be entirely cash or entirely stock (subject to a cash component in certain situations described below); provided, however, that Activision has the right to extend the March 25, 1999 deadline to April 1, 1999 if Activision has made and continues to make good faith efforts to secure any financing required for payment of the merger consideration in cash. If Activision chooses cash consideration, holders of shares of Expert Common Stock ("Expert Shares") will receive $2.65 per Expert Share. If Activision chooses stock consideration, holders of Expert Shares will receive that number of shares of Activision Common Stock ("Activision Shares") equal to the quotient of (i) $2.65 divided by (ii) the arithmetic average of the per share closing sales prices of an Activision Share as reported on the Nasdaq on the ten (10) trading days ending on and including the trading day which is two (2) trading days immediately prior to the date of the special meeting of Expert stockholders that will be convened to consider and vote upon the approval of the Merger Agreement and the transactions contemplated thereby (such arithmetic average, the "Activision Per Share Market Value");provided, however, that, if the Activision Per Share Market Value is less than $10.00 per Activision Share, holders of Expert Shares will be entitled to receive for each Expert Share (A) 0.265 of an Activision Share and (B) cash in an amount equal to the product of (x) the Activision Per Share Market Value multiplied by (y) the number that remains when 0.265 is subtracted from the quotient of 2.65 divided by the Activision Per Share Market Value.

As contemplated by the Merger Agreement, on March 3, 1999, Expert executed a first amendment (the "Amendment No. 1") to that certain Shareholders' Rights Agreement dated as of November 9, 1995 between Expert and The First National Bank of Boston (the "Rights Agreement"), which Amendment No. 1 modified the Rights Agreement to provide that such Rights Agreement would not be triggered by the execution of the Merger Agreement.

8.  STOCK OPTIONS:

The Company has reserved 2,250,000 shares of its common stock for issuance under its 1992 Stock Option Plan (the "1992 Plan"), 1,000,000 shares under its 1997 Stock Option Plan for Officers and Employees (the "1997 Plan"), and 250,000 shares under the 1997 Stock Option Plan for Directors (the "Directors' Plan"), (the 1992 Plan, the 1997 Plan and the Directors' Plan are referred to herein collectively as the "Plans"). Under the Plans, options may be granted to purchase common stock at exercise prices generally determined by a committee of the Board of Directors. Incentive stock options may be granted at exercise prices not less than the fair market value of the common stock at the date of grant, and in certain instances, at prices in excess of the current fair market value. Non-employee members of the Board of Directors are granted non-qualified options annually at a price equal to the fair market value of the common stock at the date of the grant. Incentive stock options are available to officers, directors who are also employees and other full-time employees and non-qualified options are available to the same group and consultants and other key persons who provide services to the Company. The terms and vesting schedule of each option agreement are determined by the Board of Directors; vesting typically is ratably over four years. All options expire on the date specified in the agreement and in no event later than the tenth anniversary of the date which the option was granted. A summary of stock option activity is as follows:

                                                                  Weighted
                                                                  Average
                                         Options      Options     Exercise
                                        Available    Outstanding  Price ($)
                                        ----------------------------------
      Balance at December 31, 1995......1,090,179      685,770      2.40
      Options granted................... (544,000)     544,000      9.80
      Options exercised.................       --      (37,353)     1.76
      Options canceled..................  137,000     (137,000)    12.49
                                        ----------------------
      Balance at December 31, 1996......  683,179    1,055,417      4.97
      Options authorized................1,250,000           --
      Options granted................... (605,000)     605,000      2.44
      Options exercised.................       --      (96,971)     3.60
      Options canceled..................  364,556     (364,556)    10.75
                                        ----------------------
      Balance at December 31, 1997......1,692,735    1,198,890      2.05
      Options granted..................(1,250,000)   1,250,000      1.56
      Options exercised.................       --      (23,106)     0.36
      Options canceled..................  249,212     (249,212)     3.57
                                        ----------------------
      Balance at December 31, 1998......  691,947    2,176,572      1.26
                                        =========== ===========

A summary of currently outstanding and exercisable options is as follows:

                     Options Outstanding        Options Exercisable
                ------------------------------- --------------------

                          Weighted
                          Average
                          Remaining Weighted              Weighted
      Range of  Number    Contrac-  Average     Number    Average
      Exercise  Outstan-  tual Life Exercise    Exercis-  Exercise
      Prices    ding      (Years)   Price       able      Price
      ----------------------------------------- -------- -----------
      $0.10 -     460,070     4.6      $0.51    451,737     $0.50
        $0.85

      $1.00 -   1,554,651     9.3      $1.31    247,880     $1.32
        $1.32

      $2.00        88,401     8.3      $2.00     52,802     $2.00

      $3.05 -      73,450     8.5      $4.13     45,607     $4.04
        $5.38
                =============================== ====================
                2,176,572     8.3      $1.26    798,026     $1.26
                =============================== ====================

In December 1998, the Board of Directors authorized the repricing of options to purchase approximately 739,000 shares of common stock previously granted to officers and employees to a revised exercise price of $1.32 per share. The revised exercise price represented the average market price of the Company's common stock for a period of five days ending on the repricing date. Such options previously were granted at exercise prices ranging from $2.00 to $6.63 per share.

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

                                               1998    1997    1996
                                           ------------------------
      Net income (loss), as reported......   $(8,518) $1,703 $(10,281)
      Net income (loss), proforma.........   $(8,857) $1,237 $(10,469)

      Diluted earnings per share, as
      reported............................   $(1.12)  $  .21 $(1.37)
      Diluted earnings per share, proforma   $(1.16)  $  .15 $(1.40)

The fair value of each option grant is estimated on the date of grant using the Black-Sholes option pricing model with the following weighted average assumptions: expected volatility ranging from 40% to 70%, risk-free interest rate of 5%, expected dividends of $0 and expected lives of five years. In 1998 and 1997, the Company recorded compensation expense of $84,000 and $54,000, respectively, related to options to purchase common stock granted to non-employees of the Company accounted for under the provisions of SFAS 123.

9.  INCOME TAXES:

The components of the provision (benefit) for income taxes are as follows (in thousands):

                                           1998    1997    1996
                                          ------------------------
      Current:
         Federal.........................   $--    $(243)  $(1,711)
         State...........................    --      (31)     (256)
                                          ------------------------
                                            --      (274)   (1,967)
                                          ------------------------
      Deferred:
         Federal.........................   4,272   1,132   (1,930)
         State...........................     655     143     (170)
                                          ------------------------
                                            4,927   1,275   (2,100)
                                          ------------------------
                                            $4,927  $1,001 $(4,067)
                                          ========================

A reconciliation of the provision for income tax expense (benefit) with the expected income tax (benefit) computed by applying the federal statutory income tax rate to income (loss) before income taxes is as follows:

                                           1998    1997    1996
                                          ------------------------
      Income tax (benefit) computed at
      federal statutory tax rate........   (34.0)%  34.0%  (34.0)%
      State and local  taxes (net of
      federal benefit)..................    (3.6)    3.6    (3.6)
      Increase  in valuation allowance..   171.7      --     7.4
      Other, net........................    (3.1)   (0.6)    1.9
                                          ------------------------
                                           137.2%   37.0%  (28.3)%
                                          ========================

The components of the net deferred tax asset recorded in the accompanying consolidated balance sheets are as follows (in thousands):

                                          1998     1997
                                          ----------------
      Allowance for doubtful  accounts and
      potential returns...................  $896  $1,147
      Inventory reserves..................   275     381
      Net operating loss carryforward..... 6,105   4,311
      Other, net..........................    49     248
                                          ----------------
        Gross deferred tax assets.........  7,325  6,087
      Valuation allowance................. (7,325)(1,160)
                                          ----------------
        Net deferred tax assets...........    --  $4,927
                                          ================

A valuation allowance is provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. The net deferred assets reflects management's estimate of the amount which will be realized from future profitability which can be predicted with reasonable certainty.

10. EARNINGS PER SHARE

Basic earnings per common share were computed by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share were determined by including assumptions of stock option conversions, except for periods in which the Company reported a loss from continuing operations. Effective December 31, 1997, the Company adopted SFAS 128. As a result, the earnings (loss) per share of common stock for the year ended December 31, 1996 have been restated in accordance with the requirements of SFAS 128.

      (In thousands, except per share amounts)   Income           Per-Share
      Year Ended December 31,                    (Loss)   Shares   Amount
      ---------------------------------------------------------------------
      1998
      Basic and Diluted Earnings Per Share
         (Loss) available to common
         shareholders.........................   $(8,518) 7,608    $(1.12)
                                                ===========================

      1997
      Basic Earnings Per Share
         Income available to common
         shareholders.........................    $1,703   7,533    $ .23
                                                                  =========
         Options assumed to be converted......               635
                                                ------------------
      Diluted Earnings Per Share
         Income available to common
         shareholders plus assumed
         conversions..........................    $1,703   8,168    $ .21
                                                ===========================

      1996
      Basic and Diluted Earnings Per Share
         (Loss) available to common
         shareholders.......................... $(10,281)  7,480   $(1.37)
                                                ===========================

Options to purchase approximately 172,300 shares of common stock at prices from $5.375 to $6.625 were outstanding during 1997 but were not included in the computation of diluted EPS because the options' prices were greater than the average market price of the common shares. The options, which expire between January 1999 and December 2001, were still outstanding at December 31, 1997. No options were included in the computation of diluted EPS for 1998 as options are antidilutive for periods in which losses are incurred.

11. LEGAL PROCEEDINGS:

In October 1996, the Company settled litigation with David H. Goodman, the former Chairman and Chief Executive Officer of Swfte International, Ltd., and others. The original dispute involved the contingent purchase price to the Agreement and Plan of Merger among Expert, ES I Acquisition Corp., Swfte and the Stockholders of Swfte, dated as of October 16, 1995. The results for the third quarter of 1996 include expenses of $1,900,000 for the settlement, as well as related legal and associated costs. A portion of the settlement was paid in agreed-upon installments through April 1, 1998.

12. COMMITMENTS AND CONTINGENCIES:

The Company leases office space under operating leases. Rent expense under operating leases was $415,000, $510,000, and $661,000 for the years ended December 31, 1998, 1997, and 1996, respectively. Future minimum lease payments under non-cancelable operating leases at December 31, 1998 are approximately $331,000 and $201,000 in 1999 and 2000, respectively.

The Company is subject to minimum royalty guarantees under certain agreements with developers and licensers. Minimum royalty guarantees under such contracts are approximately $150,000, $175,000 and $200,000 for the years ended December 31, 1999, 2000 and 2001, respectively.

The Company's federal tax filings with respect to the year ended December 31, 1992 and subsequent years are presently being reviewed by the Internal Revenue Service ("IRS"). The IRS has questioned the allocation of the purchase price made by the Company in connection with the acquisition of assets and business of the Predecessor from Bloc in October 1992, and related amortization and other deductions with respect to the acquired assets. In June 1997, the IRS proposed assessments for additional taxes of $412,000, $553,000 and $857,000 for the tax years 1992, 1993 and 1994, respectively, plus penalties totaling $371,000 and interest to the date of payment. If the IRS prevailed on all issues, such interest through December 31, 1998 would total approximately $700,000. The preliminary adjustments proposed by the IRS would also reduce the Company's federal income taxes for the years 1995, 1996 and 1997 by $242,000, $68,000 and $55,000, respectively. The IRS has not yet issued a notice of deficiency assessing actual additional taxes and penalties. The Company believes that it has properly reported its income and paid its taxes in accordance with applicable laws and intends to contest the proposed adjustments vigorously. Additionally, the Company's federal income tax return for 1996 reported a net operating loss of approximately $17.8 million, which is available as a carryback subject to statutory limitations to offset a substantial portion of the proposed tax assessments. The Company believes that the ultimate resolution of this matter will not have a material adverse effect on its financial position.

The Company's federal tax filing with respect to the year ended December 31, 1996 is presently being reviewed by the IRS, which has questioned the allocation of the purchase price made by the Company in connection with the acquisition of Swfte International, Ltd. in November 1995, and related amortization and other deductions. The IRS has not proposed any assessment from their review, nor has it indicated when it expects to conclude its audit or if it intends to propose adjustments to the Company's federal income tax returns claiming additional tax due. At this time, it is not possible to quantify the amount of additional taxes, if any, the IRS will claim are due. There can be no assurance that the Company will prevail in its position, or that the appeals, if any, and final resolution of any IRS claims will not have a material adverse impact on the Company's liquidity, financial position, or results of operations.


Item 9. Changes and Disagreements With Accountants on Accounting and Financial Disclosure

On January 15, 1999, Arthur Andersen LLP resigned as auditors of Expert Software, Inc. (the "Company"), and, concurrently, management of the Company engaged Grant Thornton LLP to audit the consolidated financial statements of Expert Software, Inc. and Subsidiaries as of and for the year ending December 31, 1998. The decision to change auditors was approved by the Audit Committee of the Company's Board of Directors.

The reports of Arthur Andersen LLP on the Company's consolidated financial statements for the past two fiscal years ended December 31, 1997 and 1996 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. In connection with the audits of the Company's financial statements for each of the two fiscal years ended December 31, 1997 and 1996, and in the subsequent interim periods, there were no disagreements with Arthur Andersen LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Arthur Andersen LLP, would have caused Arthur Andersen LLP to make reference to the matter in their reports.

During the two most recent fiscal years ended December 31, 1997 and during the subsequent interim period prior to engaging Grant Thornton LLP, neither the Company nor someone on the Company's behalf consulted with Grant Thornton LLP regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements.

The predecessor auditor informed the Company of the existence of no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

Arthur Andersen LLP furnished a letter addressed to the Commission agreeing with the above statements. A copy of that letter, dated January 19, 1999, was filed as Exhibit 16 to the Company's Form 8-K dated January 15, 1999 .

                                 PART III

Item 10.   Directors and Executive Officers of the Registrant

                      Information Regarding Directors

Set forth below is certain information regarding the Directors of the Company, based on information furnished by them to the Company.

                                                   Director
      Name                                   Age    Since
      ------------------------------------- ----- ---------
      Class I - Term Expires 1999

      Kenneth P. Currier..................   50     1992
      A. Bruce Johnston...................   39     1992

      Class II-Term Expires 2000

      Douglas G. Carlston.................   51     1998
      Michael S. Murray...................   36     1998

      Class III-Term Expires 1998

      Susan A. Currier....................   49     1992
      William H. Lane III.................   60     1997

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

Douglas G. Carlston has served as a Director of the Company since October 1998. Mr. Carlston previously served on the Company's Board of Directors from December 1993 until December 1996. He was the Chief Executive Officer and Chairman of the Board of Broderbund Software, Inc., a publisher of consumer software, which was acquired by The Learning Company Inc. in August 1998. Mr. Carlston co-founded Broderbund Software, Inc. in 1980 and served there in executive capacities until its acquisition in 1998.

Michael S. Murray has served as a Director of the Company since October 1998. Mr. Murray has been General Partner of New Millennium Venture Partners, LLC since September 1998. Prior to that, Mr. Murray served as the General Manager of Broderbund Software's Online Business Unit and was the Managing Director of that company's Online Venture Fund. Prior to joining Broderbund in 1996, Mr. Murray was managing the Broadband product development group for Pacific Telesis, where he served in various management positions from 1984 to 1996.

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

William H. Lane III has served as a Director of the Company since his appointment by the Board of Directors on January 29, 1997. Mr. Lane retired as Vice President, Chief Financial Officer, Secretary and Treasurer of Intuit, Inc. a software publisher, in July 1996. He held the same positions at ChipSoft, Inc. from July 1991 until Intuit acquired ChipSoft in December 1993. He also served as Vice President, Finance and Administration for Honeywell Information Systems. Mr. Lane also serves as a director of International Microcomputer Software, Inc., a developer and publisher of visual productivity software for businesses and consumers, and Metacreations Corporation, a developer and publisher of graphics software for use in print and computer graphics applications.

                            Executive Officers

The names and ages of all current executive officers of the Company and the principal occupation and business experience during at least the last five years for each are set forth below.

      Name                           Age    Position
      ----------------------------   ----   ------------------------
      Kenneth P. Currier.........    50     Chief Executive Officer and
                                            Secretary

      Susan A. Currier ..........    49     President

      Timothy R. Leary...........    47     Executive Vice President of Sales

      Katherine A. Brunn.........    51     Vice  President of North
                                            American Sales

      Anne E. Aitken.............    40     Vice President of Marketing

      David R. Turner............    33     Vice President of Development

      Michael A. Appel...........    54     Vice President of Operations

      Steven R. Mountain.........    42     Chief Financial Officer
      ----------------------------

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

Steven R. Mountain has served as Chief Financial Officer of the Company since September 1998, and previously served the Company as Controller, and as Manager of Financial Reporting and Analysis, since December 1995. Prior to that, Mr. Mountain was Controller at Tiger Direct, Inc., a catalog reseller of computer software and hardware, from June 1995 to November 1995. Prior to Tiger Direct, Mr. Mountain was Manager, Investor Relations, and Manager, Financial Reporting and Analysis, of Equinox Systems Inc., which designs and markets server-based communications products for remote access, industrial and commercial point-of-sale systems, from August 1992 to June 1995. Mr. Mountain has indicated that he will leave the Company near the end of March 1999, and has agreed to assist with transition issues on a consulting basis. The Company has engaged an interim chief financial officer to provide continuity in this function.


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

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Section 16(a) reports were required for those persons, the Company believes that during the fiscal year ended December 31, 1998, all filing requirements were complied with, except in the case of Susan A. Currier who failed to timely file one report regarding a scheduled sale of the Common Stock.

Item 11.                 Executive Compensation

The following sections of this Annual Report set forth and discuss the compensation paid or awarded during the last three years to the Company's Chief Executive Officer and the four other most highly compensated executive officers who earned in excess of $100,000 during the year ended December 31, 1998 (collectively, the "Named Executives").


Summary Compensation Table

The following table shows for the fiscal years ended December 31, 1998, 1997, and 1996 compensation paid by the Company to the Named Executives.

                                             Long Term Compensation
                                             -----------------------
                     Annual Compensation        Awards        Payouts
                     --------------------    -------------    ------
                                  Other       Rest-  Securities      All
                                  Annual      ricted Under-    LTIP  Other
Name and        Year Salary Bonus Compens-    Stock  lying     Pay-  Compen-
Principal                         ation       Awards Options   out   sation
Position              ($)   ($)    ($)        ($)    (#)       ($)  ($) (2)
-------------- ----- ------- ----- --------- ------ --------  ----- --------
Kenneth P.      1998 200,000 32,564 --         --   90,000     --    5,079
Currier
Chief           1997 170,000  --    --         --   70,000     --    5,579
Executive
Officer
and Secretary   1996 170,000  --    --         --   130,000(1) --       --

Susan A.        1998 200,000 32,564 --         --   90,000     --    5,079
Currier
President       1997 170,000  --    --         --   70,000     --    5,579
                1996 170,000  --    --         --   130,000(1) --       --

Timothy R.      1998 150,000 17,948 --         --   75,000     --       --
Leary
Executive       1997 100,000  7,551 --         --   65,000     --       --
Vice President
of Sales        1996 100,000 26,332 --         --   10,000     --       --

Katherine A.    1998 130,0024,874   --         --   95,000     --       --
Brunn
Vice
President of
North
American Sales

Anne E. Aitken  1998 124,000  9,695 --         --   75,000     --    2,100
Vice            1997  97,308 10,146 --         --   40,000     --    1,620
President of
Marketing
----------------

(1) The options granted to Mr. and Mrs. Currier during 1996 were canceled by the Board of Directors in April 1997.

(2) Represents matching contributions to the accounts of each Named Executives participating under the Company's 401(k) savings plan, which was implemented January 1, 1997.

Option Grants in Last Fiscal Year

The following table sets forth each grant of stock options during 1998 to the Named Executives. No stock appreciation rights ("SARs") have been granted.

                                                        Potential
                                                       Realizable
                                                        Value at
                      Individual Grants              Assumed Annual
                                                     Rates of Stock
                                                          Price
                                                      Appreciation
                                                       for Option
                                                        Term (3)
              --------------------------------------  --------------
              Number     % of
              of         Total
              Securities Options/SARs Exercise
              Underlying Granted      or Base  Expir-
Name          Options    to           Price    ation   5%($)  10% ($)
              Granted    Employees    ($/Sh)   Date
              (#) (1)    in
                         Fiscal
                         Year (2)
------------- --------- ----------    ----- --------- -------- ------
Kenneth P.    90,000        8.2%       1.32 02/25/08   74,713  189,337
Currier                                       --
                                            12/11/08

Susan A.      90,000        8.2        1.32 02/25/08   74,713  189,337
Currier                                       --
                                            12/11/08

Timothy    R. 75,000        6.9        1.32 04/06/08   62,261  157,781
Leary                                         --
                                            12/11/08

Katherine A.  95,000        8.7        1.32 01/14/08   78,863  199,855
Brunn                                         --
                                            12/11/08

Anne E.       75,000        6.9        1.32 04/06/08   62,261  157,781
Aitken                                        --
                                            12/11/08
--------------

(1) All options were granted pursuant to the Amended and Restated 1992 Stock Option Plan (the "1992 Option Plan") and vest in equal quarterly increments over a four year period. Unvested shares accelerate and become vested upon a change of control of the Company.

(2) Percentages are based on a total of shares of Common Stock underlying all options granted to employees of the Company in 1998.

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


Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Values

The following table sets forth the shares acquired and the value realized upon exercise of stock options during 1998 by the Named Executives and certain information concerning the number and value of unexercised options.

                                     Number of           Value of
                                     Securities        Unexercised
                                     Underlying        In-the-Money
                                    Unexercised         Options at
                                     Options at       FY-End ($) (1)
                                     FY-End (#)
                                 ----------------- ---------------------
               Shares   Value
Name           Acquired Realized Exercis-  Unexer-  Exercis-  Unexer-
               on         ($)    able      cisable  able      cisable
               Exercise
                 (#)
-------------- -------- -------- --------- -------- --------- ----------
 Kenneth P.     20,000      --    233,775  124,975  312,981    90,816
 Currier......
 Susan A.           --      --    253,775  124,975  351,601    90,816
 Currier......
 Timothy R.         --      --     83,130  114,440  111,041    81,367
 Leary........
 Katherine A.       --      --     18,437   87,563   13,109    62,257
 Brunn........
 Anne E.            --      --     22,314   92,686   15,865    65,900
 Aitken.......
---------------

(1) Based on the fair market value of the Common Stock on December 31, 1998 ($2.031 per share), less the aggregate option exercise price. Options are in-the-money if the market value of the shares covered thereby is greater than the option exercise price.


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

These employment agreements also entitle each of the Curriers to receive annual cash bonuses in amounts, and based upon the achievement of Company objectives, established from year-to-year by the Compensation Committee. These agreements are subject to automatic one-year extensions on each December 31st unless earlier terminated by either the executive or the Company. Under the employment agreements, each of the Curriers is entitled to severance benefits equal to six months salary and benefits plus a pro rated cash bonus in the event of either a termination of their employment by the Company without cause or a termination by the executive in response to certain changes in the executive's employment circumstances, subject to increase to one-year's salary and benefits plus a pro rated cash bonus after a change in control of the Company (as defined in the agreements) in the event of either a termination of employment by the Company without cause or a termination by the executive in response to certain changes in the executive's employment circumstances. On February16, 1999, the Compensation Committee also approved a bonus equal to one-year's salary to each of the Curriers in the event the Company is sold during 1999, and the transaction closes at terms acceptable to the Board of Directors. Employment Agreements executed in connection with the Merger provide that the Curriers will receive a portion of these bonuses in restricted stock.

Under the terms of his employment, Mr. Mountain would receive three months' severance pay in the event his employment is terminated without cause, or six month's salary in the event his employment is terminated due to change of control.

Effective February 18, 1998, all employees of the Company qualify under a program which entitles any employee who might lose their employment as a result of a change in control to receive three months base compensation at the time of separation, provided the employee has performed their duties to the date of separation. This policy was extended for all employees until February 17, 2000.

Since April 1997, options granted to officers, employees and directors under the Company's stock option plans have provided for acceleration of unvested shares in the event of a change of control of the Company (as defined in the option plans). At December 31, 1998, there were options to purchase approximately 1,299,000 shares of the Company's common stock that would become vested in the event of such a change in control of the Company.


Compensation Committee Interlocks and Insider Participation

From January 1998 to October 1998, the members of the Compensation Committee of the Board of Directors were Stephen J. Clearman and A. Bruce Johnston. Since October 1998, the Compensation Committee consists of Douglas G. Carlston and William H. Lane III. Messrs. Clearman and Johnston are each associated with investment partnerships which own or previously owned Common Stock and which previously held shares of preferred stock of the Company and subordinated notes issued by the Company. During 1995, the Company redeemed all of the outstanding preferred stock and repaid all of its subordinated indebtedness. See "Certain Relationships and Related Transactions". No executive officers of the Company serve on the Compensation Committee.


Item 12.Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, to the best knowledge and belief of the Company, certain information regarding the beneficial ownership of the Company's Common Stock as of February 28, 1999 by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each of the Company's Directors, (iii) each of the Named Executive Officers and (iv) all of the Company's executive officers and Directors as a group.

                                             Shares
                                             Beneficially Percent
     Directors,  Executive  Officers  and    Owned        of
     Stockholders                              (1)        Class (2)
     -------------------------------------- ----------    --------
     TA Associates Group.................... 2,241,914 (3)  29.4%
       High Street Tower, Suite 2500
       125 High Street
       Boston, MA  02110

     Special Situations Group............... 1,121,100 (4)  14.7%
       153 East 53  Street, Floor 51
       New York, NY  10022

     Kenneth P. Currier.....................   816,053 (5)  10.0%
     Susan A. Currier.......................   816,053 (6)  10.0%
     A. Bruce Johnston......................    26,517 (7)      *
     William H. Lane III....................    31,720 (8)      *
     Douglas G. Carlston....................     6,399 (9)      *
     Michael S. Murray......................     6,399 (10)     *
     Timothy R. Leary.......................   139,935 (11)  1.8%
     Katherine A. Brunn.....................    41,519 (12)     *
     Anne E. Aitken.........................    36,689 (13)     *
     All directors  and  executive  officers 1,173,811 (14) 13.9%
     as a group (12 persons)................
     ----------------------------------------
     *  Represents   less  than  1%  of  the outstanding shares.

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options that are currently exercisable or exercisable within 60 days of February 28, 1999 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the purpose of an other person.

(2) Applicable percentage of ownership is based on 7,627,881 shares of Common Stock outstanding as of February 28, 1999 together with applicable options for each stockholder.

(3) Includes 1,121,304 shares of Common Stock held by Advent VI L.P., 503,329 shares held by Advent Atlantic and Pacific II L.P., 181,759 shares held by Advent Industrial II L.P., 139,814 shares held by Advent New York
    L.P., 197,138 shares held by Chestnut II Limited Partnership, 81,792 shares held by Chestnut Capital International III L.P., and 16,778 shares held by TA Venture Investors, L.P. The respective general partners of Advent VI L.P., Advent Atlantic and Pacific II L.P.,
    Advent Industrial II L.P., Advent New York L.P. and TA Venture
    Investors L.P. (collectively, the "TA Associates Group") exercise sole investment and voting power with respect to shares of Common Stock held by such entities. A. Bruce Johnston, a Director of the Company, is a Principal of TA Associates.

(4) Includes 768,800 shares of Common Stock held by Special Situations Fund III, L.P., 90,900 shares of Common Stock held by Special Situations Technology Fund, L.P., and 261,400 shares of Common Stock held by Special Situations Cayman Fund, L.P. The respective general partners of Special Situations Fund III, L.P., Special Situations Technology Fund, L.P., and Special Situations Cayman Fund, L.P (collectively, the "Special Situations Group") exercise sole investment and voting power with respect to shares of Common Stock held by such entities.

(5) Includes 385,976 shares of Common Stock beneficially owned by Mr. Currier's wife, Susan A. Currier, as to which Mr. Currier disclaims beneficial ownership, 76,000 shares beneficially owned by Mr. and Ms. Currier jointly, and 263,777 shares which Mr. Currier may acquire upon the exercise of stock options within 60 days of February 28, 1999.

(6) Includes 354,077 shares of Common Stock beneficially owned by Ms. Currier's husband, Kenneth P. Currier, as to which Ms. Currier disclaims beneficial ownership, 76,000 shares beneficially owned by Mr. and Ms. Currier jointly, and 283,776 shares which Ms. Currier may acquire upon the exercise of stock options within 60 days of February 28, 1999.

(7) Includes 3,117 shares of Common Stock beneficially owned by A. Bruce Johnston through TA Venture Investors L.P. which are included in the 16,778 shares described in footnote (3) above as being owned by TA Venture Investors L.P. Does not include any shares beneficially owed by Advent VI L.P., Advent Atlantic and Pacific II L.P., Advent Industrial II L.P. or Advent New York L.P., or the remainder of the shares described in footnote (2) above as being owned by TA Venture Investors L.P., as to which Mr. Johnston disclaims beneficial ownership. Also includes 23,400 shares of Common Stock which Mr. Johnston may acquire upon the exercise of stock options within 60 days of February 28, 1999.

(8) Includes 27,720 shares of Common Stock which Mr. Lane may acquire upon the exercise of stock options within 60 days of February 28, 1999, and 4,000 shares of Common Stock owned by Mr. Lane's wife and grandchildren.

(9) Consists of 6,399 shares of Common Stock which Mr. Carlston may acquire upon the exercise of stock options within 60 days of February 28, 1999.

(10)Consists of 6,399 shares of Common Stock which Mr. Murray may acquire upon the exercise of stock options within 60 days of February 28, 1999.

(11)Includes 102,505 shares of Common Stock which Mr. Leary may acquire upon the exercise of stock options within 60 days of February 28, 1999.

(12)Consists of 9,831 shares beneficially owned by Ms. Brunn's husband, as to which Ms. Brunn disclaims beneficial ownership, and 31,688 shares which Ms. Brunn may acquire upon the exercise of stock options within 60 days of February 28, 1999.

(13)Consists of 36,689 shares of Common Stock which Ms. Aitken may acquire upon the exercise of stock options within 60 days of February 28, 1999.

(14)Includes 869,366 shares of Common Stock which may be acquired upon the exercise of stock options within 60 days of February 28, 1999.


Item 13.     Certain Relationships and Related Transactions

A. Bruce Johnston, a Director of the Company, is a Principal of TA Associates. Stephen J. Clearman, until October 1998 a Director of the Company, is a general partner of the general partner of Geocapital II, L.P. Charles E. Noell III, until October 1998 a Director of the Company, is a general partner of the general partner of JMI Equity Fund, L.P. Kenneth and Susan Currier, who are married to one another, are Directors and the Chief Executive Officer and President of the Company, respectively.

Katherine A. Brunn, Vice President of North American Sales since January 1998, was the President and Chief Executive Officer of MicroTech Marketing Services, Inc. Ms. Brunn has retained her interest and position in MicroTech. This firm provided sales and marketing services to the Company in each of the last five years, and continues to provide such services. During 1998 and 1997, the Company paid MicroTech commissions totaling $140,000 and $221,000, respectively, for services performed on its behalf.

The Company has a policy whereby all transactions between the Company and its officers, directors and affiliates (other than employment and compensation matters) will be reviewed by the Audit Committee of the Company's Board of Directors or a comparable committee.


                                  PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

       (a)(1) Financial statements:

       Reference is made to the Index set forth on page 20 of this Annual Report on Form 10-K.

          (2) Financial Statements Schedules:
                                                       Page

       Reports of Independent Certified Public
       Accountants on Schedules........................S-1

       Schedule II- Valuation and Qualifying Accounts..S-2

      All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable and therefore have been omitted.

          (3) Exhibits

       Exhibit No.  Description
               2.1  Agreement and Plan of Merger, dated as of March 3,
                    1999, by and among the Expert, Activision, Inc. and
                    Expert Acquisition Corp., a Delaware corporation and
                    wholly owned subsidiary of Activision (11)
               3.1  Restated Articles of Incorporation of the Company (5)
               3.2  Amended and Restated By-Laws of the Company (5)
               4.1  Shareholders Rights Agreement between the Company and
                    The First National Bank of Boston dated November 9,
                    1995 (10)
               4.2  Amendment No. 1 to Shareholder Rights Agreement, dated as of November 2, 1995, between Expert and The First
                    National Bank of Boston (12)
              10.1  Employment Agreement between the Company and Kenneth
                    Currier dated as of February 23, 1995 (2)
              10.2  Employment Agreement between the Company and Susan
                    Currier dated as of February 23, 1995 (2)
              10.3  Amended and Restated Stockholders Agreement among the
                    Company and certain stockholders dated as of October
                    31, 1995 (5)
              10.4  Lease between the Company and Douglas Entrance
                    Holdings Limited Partnership dated February 25, 1994
                    (3)
              10.5  Sublease Agreement between the Company and Commodore
                    Cruise Line, Limited dated May 9, 1994 (3)
              10.6  1992 Stock Option Plan, as amended (3)
              10.7  Revolving Credit Agreement between the Company and the
                    First National Bank of Boston dated as of October 23,
                    1992, as amended in December 1993 and on May 19, 1994,
                    June 30, 1994 and August 1, 1994 (3)
              10.8  Summary of the Company's Management Incentive Plan (3)
             10.10  Agreement and Plan of Merger among the Company, ESI
                    Acquisition Corp., Swfte and the stockholders of Swfte
                    dated as of October 16, 1995 (5) (#)
             10.11  Registration Rights Agreement by and among the Company and certain stockholders dated as of November 2, 1995
                    (5)
             10.13  Amended and Restated Licensing Agreement between Swfte and The United States Playing Card Company dated as of
                    May 1993, as amended on July 14, 1994, July 7, 1995
                    and July 21, 1995  (5) (#)
             10.14  Licensing and Royalty Agreement between the Company and McDonald's Corporation dated as of January 2, 1997
                    (6)
             10.15  Sublease Agreement Between the Company and Enterprise
                    Consulting, Inc. dated as of May 1, 1996 (7)
             10.16  Announcement of Preliminary Fourth-Quarter Results (9)
             10.17  1997 Stock Option Plan for Directors (8)
             10.18  1997 Stock Option Plan for Officers and Employees (8)
                21  Subsidiaries of the Company (5)
              23.1  Consent of Grant Thornton LLP (1)
              23.2  Consent of Arthur Andersen LLP (1)
                27  Financial Data Schedule (EDGAR filing only)
       ------------

               (1)  Filed herewith.
               (2) Incorporated by reference to the designated exhibit of Amendment No. 1 to the Registration Statement on Form
                    S-1 (No. 33-89758 filed March 30, 1995).
               (3) Incorporated by reference to the designated exhibit of the Registration Statement on Form S-1 (No. 33-89758 filed February 24, 1995).
               (4)  Incorporated by reference to the designated exhibit of registrant's Form 8-K (filed November 12, 1995).
               (5)  Incorporated by reference to the designated exhibit of registrant's Annual Report on Form 10-K for the year ended December 31, 1995.
               (6)  Incorporated by reference to the designated exhibit of registrant's Form 8-K (filed February 26, 1997).
               (7)  Incorporated by reference to the designated exhibit of registrant's Annual Report on Form 10-K for the year ended December 31, 1996.
               (8)  Incorporated by reference to addenda to registrant's
                    Proxy Statement on Schedule 14A (filed May 23, 1997).
               (9) Incorporated by reference to the designated exhibit of registrant's Form 8-K (filed February 10,1998).
              (10) Incorporated by reference to Exhibit 10.12 of registrant's Form 8-K (filed November 12, 1995).
              (11) Incorporated by reference to the designated exhibit of Form 8-K (filed March 9, 1999).
              (12) Incorporated by reference to Exhibit 4.1 of registrant's Form 8-K (filed March 9, 1999).
               (#) Confidential treatment granted as to portions of this document.

      (b) Reports on Form 8-K

      No Forms 8-K were filed during the last quarter of the year ended December 31, 1998. Subsequent to such time, two Forms 8-K have been filed.

      On January 15, 1999, the Company filed a report on Form 8-K in regard to its announcement of a change in its auditing firm (Item
      4).

      On March 9, 1999, the Company filed a report on Form 8-K in regard to its announcement of an Agreement and Plan of Merger dated as of March 3, 1999 by and among Expert, Activision, Inc. and Expert Acquisition Corp., a Delaware corporation and wholly owned subsidiary of Activision, Inc. (Items 5, 7).

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

                                          EXPERT SOFTWARE, INC.

Date:  March 30, 1999                     By:  /s/ KENNETH P. CURRIER
                                               Kenneth P. Currier
                                               Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

           Signature                     Title               Date
                                Director, Chief         March 30, 1999
    /s/ KENNETH P. CURRIER      Executive Officer and
      Kenneth P. Currier        Secretary (Principal
                                Executive Officer)

                                Chief Financial         March 30, 1999
    /s/ STEVEN R. MOUNTAIN      Officer (Principal
      Steven R. Mountain        Financial Officer and
                                Principal Accounting
                                Officer)


     /s/ SUSAN A. CURRIER       Director, President     March 30, 1999
       Susan A. Currier


    /s/ DOUGLAS G. CARLSTON     Director                March 30, 1999
      Douglas G. Carlston


     /s/ A. BRUCE JOHNSTON      Director                March 30, 1999
       A. Bruce Johnston


    /s/ WILLIAM H. LANE III     Director                March 30, 1999
      William H. Lane III


     /s/ MICHAEL S. MURRAY      Director                March 30, 1999
       Michael S. Murray

      REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE



Board of Directors and Stockholders
Expert Software, Inc.

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements as of and for the year ended December 31, 1998 included in this Form 10-K and have issued our report thereon dated February 17, 1999. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed under Item 14(a) of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




GRANT THORNTON LLP

Miami, Florida,
  February 17, 1999



---------------------------------------------------------------------------


To the Stockholders
  of Expert Software, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements as of and for the two years ended December 31, 1997 included in this Form 10-K and have issued our report thereon dated February 6, 1998. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed under Item 14(a) of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




ARTHUR ANDERSEN LLP

Miami, Florida,
  February 6, 1998.

                           EXPERT SOFTWARE, INC.

                                SCHEDULE II
                     VALUATION AND QUALIFYING ACCOUNTS
           FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                              (in thousands)



                                Balance    Charged
                                at         to Costs              Balance at
                                Beginning  and                   End
          Description           of Period  Expenses  Deductions  of Period
----------------------------------------------------------------------------
Allowance for doubtful
accounts and returns:

Fiscal year ended December 31,
1998  ..........................  $ 4,361    $10,976   $(11,985)  $ 3,352
                                ============================================
Fiscal year ended December 31,
1997  ..........................  $ 5,061    $6,868    $ 7,568    $ 4,361
                                ============================================
Fiscal year ended December 31,
1996............................  $ 1,659    $7,311    $ 3,909    $ 5,061
                                ============================================



                             INDEX TO EXHIBITS




                                                                      Sequential
                                                                      Page
        Exhibit    Description                                        Number
              No.

             23.1  Consent of Grant Thornton LLP......................    49
             23.2  Consent of Arthur Andersen LLP.....................    50