Form 10-Q
period 1999-03-31
EXPERT SOFTWARE INC
filed 1999-05-14
CIK 939730

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549



                              FORM 10-Q



[X]QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 1999



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

As of April 30, 1999, there were 7,627,881 shares of the Registrant's Common Stock, $ .01 par value, outstanding.

                  The exhibit index is on page 14.

                           Page 1 of 15.

                        EXPERT SOFTWARE, INC.

                          INDEX TO FORM 10-Q

                  Three Months Ended March 31, 1999





                                                              Page
                                                              ------
Part I - Financial Information
Item 1.  Financial Statements.
  Condensed Consolidated Balance Sheets as of

    March 31, 1999 and December 31, 1998..........................3..
  Condensed Consolidated Statements of Operations for the

    Three Months Ended March 31, 1999 and 1998....................4..
  Condensed Consolidated Statements of Cash Flows for the

    Three Months Ended March 31, 1999 and 1998....................5..
  Notes to Condensed Consolidated Financial Statements............6..
Item 2.  Management's Discussion and Analysis of Financial        9
Condition and Results of Operations..................................


Part II -- Other Information
Item 5.  Other Information.......................................13..
Item 6.  Exhibits and Reports on Form 8-K  ......................14..

Signatures.......................................................15..







  This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Factors that might cause such a difference are discussed in the section entitled "Factors That May Affect Future Operating Results" on page 12 of this Form 10-Q.

                   PART I -- FINANCIAL INFORMATION


Item 1.  Financial Statements.


                  EXPERT SOFTWARE, INC.
          CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands)

                                       March 31, December
                                                    31,
                                         1999      1998
                                       --------------------
                ASSETS                 (unaudited)
CURRENT ASSETS:
   Cash and equivalents...............   $1,605    $1,595
   Accounts receivable, net...........   5,258      5,411
   Inventories, net...................   2,655      2,830
   Income taxes receivable............      65         65
   Prepaid expenses...................     683        854
                                       --------------------
      Total current assets............   10,266    10,755
PROPERTY AND EQUIPMENT, net...........     692        854
OTHER ASSETS, net.....................       5          5
                                       --------------------
      Total assets....................   $10,963   $11,614
                                       ====================

 LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable...................   $         $3,914
                                         2,672
   Accrued expenses...................   4,470      3,594
                                       ----------
                                                 ----------
      Total current liabilities.......   7,142      7,508
                                       --------------------

STOCKHOLDERS' EQUITY:
   Preferred stock....................      --         --
   Common stock.......................      76         76
   Additional paid-in capital.........   23,719    23,693
   Accumulated deficit................   (19,974)  (19,663)
                                       --------------------
      Total stockholders' equity......   3,821      4,106
                                       ====================
      Total liabilities and              $10,963   $11,614
stockholders' equity..................
                                       ====================



     The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

                       EXPERT SOFTWARE, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except per share data)
                            (Unaudited)




                                  Three Months
                                      Ended
                                    March 31,
                                ------------------
                                 1999      1998
                                -------- ---------

NET REVENUES...................   $7,394   $9,290
                                -------- ---------
OPERATING COSTS AND EXPENSES:
  Cost of revenues.............   3,112    3,743
  Marketing and sales..........   2,686    2,752
  General and administrative...   1,506    1,297
  Development                      414       613
    Total operating costs and     7,718    8,405
expenses.......................
--------------------------------         ---------

--------------------------------
    Operating income (loss)....   (324)      885

Other income, net..............     13       169
                                -------- ---------

  Income (loss) before            (311)    1,054
provision for income
taxes.....

Provision for income taxes.....    --0       390
                                -------- ---------

  Net income (loss)............   $(311)   $ 664
                                ======== =========


Earnings (Loss) per Share:

  Basic........................   $  (.04) $   .09
                                ======== =========

  Diluted......................   $  (.04) $  .08
                                ======== =========
















     The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                       EXPERT SOFTWARE, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands)
                            (Unaudited)

                                        Three Months Ended
                                             March 31,
                                       ----------------------
                             860999975    1999       1998
                                       ----------- ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss).....................   $ (311)     $  664
Adjustments to reconcile net income
(loss) to net cash provided by (used
in) operating activities:
  Depreciation of property and              162         181
equipment.............................
  Amortization of acquired intangibles       --          24
  Compensation expense on stock              26         391
option grants.........................
  Deferred income tax provision.......       --          21
Changes in current assets and
liabilities:
  (Increase) decrease in accounts           153      (2,045)
receivable............................
  (Increase) decrease in income tax          --       1,859
receivable............................
  (Increase) decrease in inventories..      175        (139)
  (Increase) decrease in prepaid            171         147
expenses..............................
  Increase (decrease) in accounts        (1,242)     (1,054)
payable...............................
  Increase (decrease) in accrued            876        (423)
expenses..............................
  Increase (decrease) in income taxes        --          92
payable
                                       ----------- ----------
    Net cash provided by (used in)           10        (282)
operating activities..................
                                       ----------- ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.       --          (2)
                                       ----------- ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Stock options exercised.............       --           4
  Payments on capital lease                  --         (13)
obligations...........................
                                       ----------- ----------
    Net cash provided by (used in)           --          (9)
financing activities..................
                                       ----------- ----------

    Net increase (decrease) in cash          10        (293)
and equivalents.......................
CASH AND EQUIVALENTS, beginning of        1,595       5,685
period................................
                                       ----------- ----------
CASH AND EQUIVALENTS, end of period...   $1,605      $5,392
                                       =========== ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
  Cash paid during the period for        $   --           4
interest..............................
                                       =========== ==========

  Cash paid during the period for        $   --      $   --
income taxes..........................
                                       =========== ==========





     The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                        EXPERT SOFTWARE, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            March 31, 1999
                             (Unaudited)



1.    THE ORGANIZATION

Expert Software, Inc. (the "Company") publishes and distributes computer software under the "Expert" trade name. The Company's products address a broad range of consumer interests and everyday tasks for the productivity, lifestyle, small office/home office, entertainment and education market categories. The Company sells its products directly to large retailers, as well as to distributors.

2.    BASIS OF PRESENTATION

The condensed consolidated balance sheet as of December 31, 1998, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements included herein, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 1999, and the results of operations and cash flows for the periods presented herein. Results of operations and cash flows for the period ending March 31, 1999, are not necessarily indicative of the results of operations of the entire fiscal year.

The accounting policies followed for quarterly financial reporting purposes are the same as those disclosed in the Company's audited financial statements for the year ended December 31, 1998 included in the Form 10-K.

3. INVENTORIES

Inventories consisted of the following as of March 31, 1999 and December 31, 1998 (in thousands):

                                 1999      1998
                                ---------- ---------
       Finished goods............ $1,917    $2,009
       Raw materials.............   738      821
                                --------------------
                                  $2,655    $2,830
                                ====================

4.  EARNINGS PER SHARE

Earnings per share are computed in accordance with the requirements of SFAS 128. Basic earnings per common share were computed by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share were determined by including assumptions of stock option conversions. For periods in which the Company reports a loss from continuing operations, diluted earnings per share do not include stock options as their effect would be antidilutive. Shares used in the computations for the three months ended March 31, 1999 and 1998 are as follows:


   (In thousands, except per share                          Per-Share
   amounts)                                Income   Shares  Amount
   Three Months Ended March 31,
   -----------------------------------------------------------------

   1999
   Basic Earnings Per Share
      Income (loss) available to common     $(311)   7,628    $(.04)
   shareholders..........................
                                                            ========

   1998
   Basic Earnings Per Share
      Income available to common            $ 664    7,605    $ .09
   shareholders..........................
                                                            ========
      Options assumed to be converted....      --      626
                                          ------------------
   Diluted Earnings Per Share
      Income available to common
   shareholders plus assumed                $ 664    8,231    $ .08
   ............conversions...............
                                          ==========================



5.   PENDING MERGER AGREEMENT

On March 3, 1999, the Company announced the execution of an Agreement and Plan of Merger ( as amended and restated on April 19, 1999 collectively, the "Merger Agreement" ) by and among Expert, Activision, Inc., a Delaware corporation ("Activision") and Expert Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of Activision ("Merger Sub"). The Merger Agreement anticipates that the Merger Sub will be merged with and into Expert ( the "Merger"). After the Merger, Expert will continue as the surviving corporation and shall be a wholly-owned subsidiary of Activision. Upon completion of the Merger, Expert's stockholders will receive $2.65 in cash in exchange for each outstanding share of Expert common stock they own.

The foregoing description is a brief summary of the Merger
Agreement, and is qualified in its entirety by reference to the Merger Agreement attached as Exhibit 2.2 to the Company's Form 8-K filed on March 9, 1999.

As contemplated by the Merger Agreement, Expert executed an amendment (the "Amendment") to that certain Shareholders' Rights Agreement dated as of November 9, 1995 between Expert and Bank of Boston, N.A. (the "Rights Agreement"), which Amendment modified the Rights Agreement to provide that such Rights Agreement would not be triggered by the execution or operation of the Merger Agreement. The foregoing description is a brief summary of the terms and conditions of the Amendment, and is qualified in its entirety by reference to the Amendment attached as Exhibit 4.1 to the Company's Form 8-K filed on March 9, 1999.

6.  COMMITMENTS AND CONTINGENCIES

The Company's federal tax filings with respect to the year ended December 31, 1992 and subsequent years are presently being reviewed by the Internal Revenue Service ("IRS"). The IRS has questioned the allocation of the purchase price made by the Company in connection with the acquisition of assets and business of the predecessor in October 1992, and related amortization and other deductions with respect to the acquired assets. In June 1997, the IRS proposed assessments for additional taxes of $412,000, $553,000 and $857,000 for the tax years 1992, 1993 and 1994, respectively, plus penalties totaling $371,000 and interest to the date of payment. If the IRS prevailed on all issues, such interest through March 31, 1999 would total approximately $735,000. The preliminary adjustments proposed by the IRS would also reduce the Company's federal income taxes for the years 1995, 1996 and 1997 by $242,000, $68,000 and $55,000, respectively. The Company believes that it has properly reported its income and paid its taxes in accordance with applicable laws and intends to contest the proposed adjustments vigorously. The Company believes that the ultimate resolution of this matter will not have a material adverse effect on its financial position.

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

7.  PROVISION FOR INCOME TAXES

The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes, which requires that deferred income taxes be recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting basis at rates based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. A valuation allowance was recorded to offset 100% of the Company's net deferred tax asset as of September 30, 1998. The net deferred tax asset is comprised of tax basis net operating losses and the estimated tax effect of expected future temporary differences related to charges taken for book purposes that are not deductible for federal income tax purposes until the amounts are realized in the future. Management believes that, due to recent financial results, it is appropriate to record a full valuation allowance until such time as it becomes more likely than not that the Company will realize some or all of the benefit of the net deferred tax assets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

   The following table sets forth certain statement of operations data as a percentage of net revenues, for comparative purposes, for the periods indicated.


                                        Three Months
                                            Ended
                                          March 31,
                                        --------------
                                         1999   1998
                                        --------------

     Net revenues....................... 100%   100%
                                        --------------
     Operating costs and expenses:
       Cost of revenues.................  42     40
       Marketing and sales..............  36      30
       General and administrative.......  20     14
       Development......................   6      6
                                        --------------
                                         104     90
                                        --------------

     Operating income (loss)............  (4)    10
     Other income (expense).............  --      1
                                               -------
                                        -------

     Income (loss) before provision for   (4)    11
     income taxes.......................
     Provision for income taxes.........  --      4
                                        --------------

     Net income (loss)..................  (4)%    7%
                                        ==============




Comparison of Three Months Ended March 31, 1999 and 1998

Net Revenues. Net revenues for the three months ended March 31 decreased to $7.4 million in 1999 from $9.3 million in 1998, a decrease of $1.9 million, or 20%. The decrease in net revenues was due primarily to decreased units shipped domestically, partially offset by higher average selling prices.

International revenues represented 23% and 13% of net revenues in 1999 and 1998, respectively. International markets have been subject to economic trends, including currency exchange rate fluctuations, outside of the Company's control and, as a result, there can be no assurance as to whether international activity will increase or decrease in the future.

Net revenues consist of gross sales net of allowances for returns and discounts, and royalty income related to licensing of products. The Company adjusts its allowance for returns as it deems appropriate. The Company may accept substantial product returns or make other concessions to maintain its relationships with retailers and distributors and its access to distribution channels. If the Company chooses to accept product returns, some of that product may be defective, shelf-worn or damaged and may not therefore be salable in the ordinary course of business. There can be no assurance, that the Company will not experience significant returns, which could be greater than the Company's provision for returns or could have a material adverse affect on the Company's results of operations. In accordance with its policy, the Company will continue to reassess market conditions and adjust its provision for returns as it deems appropriate.

Cost of Revenues. Cost of revenues decreased to $3.1 million in 1999 from $3.7 million in 1998, a decrease of $0.6 million, or 17%, due primarily to decreased gross sales and product costs. As a percentage of net revenues, cost of revenues represented 42% and 40% of net revenues in 1999 and 1998, respectively. This increased percentage was due primarily to higher royalty expenses as a result of higher royalty rates on certain product lines; provisions for inventory losses due to damaged or obsolete products and increased provisions for returns. The Company expects cost of revenues may vary from period to period based on the relative mix of products sold, the level of promotional sales in a given period, inventory losses due to damaged or obsolete inventory and other market factors.

Cost of revenues consists primarily of product cost, freight charges, royalties to outside programmers and content providers, as well as amortization of software licenses, storage and returns processing charges, and an inventory provision for damaged and obsolete products, if any. Product costs consist of the costs to purchase the underlying materials, print both boxes and manuals, media costs (CD-ROM's and disks) and fulfillment (assembly and shipping).

Marketing and Sales. Marketing and sales expense decreased to $2.7 million in 1999 from $2.8 million in 1998, a decrease of $0.1 million, or 2%, and increased as a percentage of net revenues to 36% of net revenues in 1999 from 30% in 1998. The decrease in amount was related primarily to decreased general advertising costs and lower costs associated with the design and release of new and revised packaging for products as the number of product upgrades and new releases were lower for the three months ended March 31 1999 than during the same period in 1998; and a decline in commission and merchandising costs. These decreased costs were partially offset by increases in international distribution costs and domestic co-op marketing activities to promote the Company's products and brand names.

General and Administrative. General and administrative expense increased to $1.5 million in 1999 from $1.3 million in 1998, an increase of $0.2 million, or 16%. This increase was primarily due to the Company incurring $0.5 million in professional fees and other costs associated with the proposed merger with Activision offset by a reduction in both compensation costs and bad debt provision.

Development. Development expense decreased to $0.4 million in 1999 from $0.6 million in 1998, a decrease of $0.2 million, or 33%, and remained as a percentage of net revenues at 6% of net revenues in both 1999 and 1998. The reduction in expenses is primarily due to lower compensation costs as a result of lower staffing and reduced new product development costs. Development expense includes expenses related to product upgrades, new products development activities, quality control and customer service support. The Company currently believes that development expenses may increase over current levels in future periods due to additional costs to develop new brands and titles, including the development of products to take advantage of the Internet and other on-line capabilities, operating system upgrades such as Windows 98, and the adaptation of product for international sales.

Other Income. Other income, which includes interest income and interest expense, decreased to $13,000 in 1999 from $169,000 in 1998, primarily due to the decreased balance of interest bearing deposits and investments and the receipt in 1998 of interest of approximately $117,000 in connection with the refund of prior years' income tax payments.

Provision for Income Taxes. The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes, which requires that deferred income taxes be recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting basis at rates based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. A valuation allowance was recorded to offset 100% of the Company's net deferred tax asset as of September 30, 1998. The net deferred tax asset is comprised of tax basis net operating losses and the estimated tax effect of expected future temporary differences related to charges taken for book purposes that are not deductible for federal income tax purposes until the amounts are realized in the future. Management believes that, due to recent financial results, it is appropriate to record a full valuation allowance until such time as it becomes more likely than not that the Company will realize some or all of the benefit of the net deferred tax assets.

Liquidity and Capital Resources

As of March 31, 1999, the Company had $3.1 million in working capital, including $1.6 million in cash. To date, the Company has not invested in any financial instruments that involve a high level of complexity or risk. Net cash provided from operating activities was $10,000 for the three months ended March 31, 1999, primarily due to an increase in accrued expenses, and a decrease in both inventories and accounts receivable; offset by a net reduction in accounts payable and the operating loss during the period,

The Company entered into a loan agreement with a bank which provides for a revolving line of credit collateralized by substantially all of the Company's assets. Borrowings under the line are limited to a percentage of eligible receivables as defined in the agreement and may not exceed $2.5 million through May 31, 1999, the maturity date. The loan agreement contains customary restrictive covenants. As a result of the loss during the first quarter of 1999, the Company is no longer in compliance with the certain loan convenants and the Company has entered discussions with the bank to obtain a waiver of such convenants that would allow the Company to borrow on the line in the future. There can be no assurance that the Company will obtain the waiver or that the Company's future results of operations will continue to be in compliance with the line of credit convenants which among other things, requires the Company to have quarterly net income of at least $100,000 or that the line of credit would be otherwise available to the Company. To date, there have been no borrowings under the line.

The Company has also entered into discussions with the bank to extend the maturity date of the line of credit to enable the Company to assess it's financing needs, if any, after the Stockholder vote on the Merger with Activision. At this time, the Company has not sought financing from any alternative source and, accordingly, cannot give any assurances that financing will be available, if at all, on acceptable terms. Without any additional financing, management believes the Company's existing capital resources are sufficient to meet working capital and capital expenditure requirements through at least the end of 1999.

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

The Company's federal tax filings with respect to the year ended December 31, 1992 and subsequent years are presently being reviewed by the Internal Revenue Service ("IRS"). The IRS has questioned the allocation of the purchase price made by the Company in connection with the acquisition of assets and business of the predecessor in October 1992, and related amortization and other deductions with respect to the acquired assets. In June 1997, the IRS proposed assessments for additional taxes of $412,000, $553,000 and $857,000 for the tax years 1992, 1993 and 1994, respectively, plus penalties totaling $371,000 and interest to the date of payment. If the IRS prevailed on all issues, such interest through March 31, 1999 would total approximately $735,000. The preliminary adjustments proposed by the IRS would also reduce the Company's federal income taxes for the years 1995, 1996 and 1997 by $242,000, $68,000 and $55,000, respectively. The Company believes that it has properly reported its income and paid its taxes in accordance with applicable laws and intends to contest the proposed adjustments vigorously. The Company believes that the ultimate resolution of this matter will not have a material adverse effect on its financial position.

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

As previously disclosed, the Company engaged a financial advisor to assist it in assessing strategic alternatives to enhance shareholder value. In March 1999, the Company entered into a merger agreement with Activision. In connection with the negotiations and due diligence procedures leading to that agreement, the Company has incurred, and will continue to incur, costs related to its financial advisor and other professionals. Currently, the Company has incurred costs totaling approximately $0.5 million. Additional costs will be incurred as the Company undertakes the proxy solicitation and other regulatory and other filings required in connection with submitting the proposed merger to the Company's shareholders for a vote, likely in the summer of 1999.


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

The Company has established a comprehensive Year 2000 compliance program designed to (1) identify information technology ("IT") and non-information technology ("non-IT") systems that may fail at the turn of the century, (2) upgrade or replace non-compliant systems, and (3) evaluate the Year 2000 readiness of key customers, suppliers and service providers. IT systems include computer systems (hardware and software) used to process business data such as customer orders and accounting information. Non-IT systems include technology such as telephone switching systems and other devices that employ embedded chip technology in the function and design. The progress of the Year 2000 program is as follows:

Phase I, the identification of IT and non-IT systems that may fail at the turn of the century, is substantially completed. The
Company's primary computer system and its phone switching system were identified as the most critical systems needed to be upgraded to be Year 2000 compliant.

Phase II, upgrading or replacing non-compliant systems, is approximately 80% complete. The Company recently converted to a Year 2000 compliant version of the same application software it has been using since 1995. The same version of the software is operating successfully at other companies. Upgraded hardware and software will be installed on the phone switch later during 1999 to make it Year 2000 compliant. The Company is currently assessing the potential effects of, and costs of, remediating the Year 2000 problem on its office equipment; however, such costs are not expected to be material.

Phase III, evaluating the Year 2000 readiness of critical suppliers and service providers, has begun and is approximately 90% complete. The Company is soliciting input from its key customers, suppliers and service providers regarding their Year 2000 status. The Company will determine which, if any, pose a threat to the uninterrupted operation of its business in the event that they experience system errors or failures.

The Company estimates that it is approximately 80% complete with regard to Year 2000 remediation. To date, the Company has incurred about $0.5 million in connection with such remediation, and anticipates additional costs of approximately $100,000 to complete this work. All expenditures related to the Year 2000 issue have been and likely will continue to be made from internally generated funds.

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

While the Company believes that it has an effective program in place to resolve the Year 2000 issue in a timely manner, there can be no assurance that the failure of the Company or of the third parties with whom the Company transacts business to adequately address their respective Year 2000 issues will not have a material adverse affect on the Company's business, financial condition, cash flows and results of operations.


                     PART II - OTHER INFORMATION


Item  5.   Other Information.

Factors That May Affect Future Operating Results

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, as amended, the Company is providing the following cautionary statements identifying important factors, some of which are beyond the Company's control, that in the past have caused or in the future could cause the Company's actual results to differ materially from its historical operating results and from those projected in any forward-looking statements made by, or on behalf of, the Company.

General Business and Economic Conditions

General business and economic conditions have an impact on the Company's financial results. The Company's customer base, which is largely retailers and distributors for resale to retailers, may be impacted by weak economic conditions and, as a result, may reduce their inventories of products purchased from the Company. The Company's customers are not contractually required to make future purchases of the Company's products and therefore could discontinue carrying the Company's products in favor of a competitor's products or for any other reason. The affinity of the public for Internet based sales and any limitations of the Company's ability to cultivate such e-commerce , may also affect the Company's financial results The Company's financial results could be affected by the size and rate of growth of the consumer software market and consumer PC market. The consumer software business is seasonal due primarily to the increased demand for consumer software during the year-end holiday buying season. General business and economic conditions and consumer confidence, both domestically and internationally, may impact retail sales of consumer software. Currency fluctuations associated with international sales and accounts receivable may also affect the Company's financial results.

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

Other Factors

In addition to the important factors discussed above, the Company may be impacted by, among other factors, future cash flow and working capital requirements, the results of the stockholder vote on the merger with Activision, the continued listing of the Company's Common Stock on the Nasdaq National Market, the outcome of current and future examinations by taxing authorities, and the acquisitions of new businesses by the Company and related charges and write-offs. The market price of the Company's Common Stock has been, and in the future will likely be, subject to significant fluctuations in response to variations in quarterly operating results and other factors, such as announcements of technological innovations or new products by the Company or its competitors, or other events. The stock prices for many companies in the technology sector have experienced wide fluctuations which often have been unrelated to their operating performance. Such fluctuations may adversely affect the market price of the Company's Common Stock.

Item  6. Exhibits and Reports on Form 8-K.

(a)                          Exhibit 27.

Financial Data Schedule (EDGAR filing only).

(b)                     Reports on Form 8 K.

On January 15, 1999, the Company filed a report on Form 8-K in regard to its announcement of a change in its auditing firm (Item 4).

On March 9, 1999, the Company filed a report on Form 8-K in regard to its announcement of an Agreement and Plan of Merger dated as of March 3, 1999 by and among Expert, Activision, Inc. and Expert Acquisition Corp., a
Delaware corporation and wholly owned subsidiary of Activision, Inc. The company also reported signing an Amendment to a certain
Shareholder Rights Agreement dated as of November 9, 1995 between the Company and Bank of Boston N.A.. (Items 5, 7).

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                    Expert Software, Inc.

                                    ______________________
                                    Kenneth P. Currier
                                    Chief Executive Officer and
                                    Acting Chief Financial Officer
                                    (Principal Financial and
Accounting Officer)

Dated: May 14, 1999